Form 10-Q
period 1996-03-30
AAF MCQUAY INC
filed 1996-05-13
CIK 1005272

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                FORM 10-Q

(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended  March 30, 1996

OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _______ to _______

Commission file number:               33-80701

                                AAF-MCQUAY INC.
- - ------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           Delaware                                       41-0404230
- - -------------------------------                 ------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                      Identification number)


111 South Calvert Street, Baltimore, Maryland                21202
- - ---------------------------------------------              ----------
  (Address of principal executive offices)                 (Zip code)


                  (410) 528-2755
- - ----------------------------------------------------
(Registrant's telephone number, including area code)


                             Not applicable
- - ------------------------------------------------------------------------------
          (Former name, former address and formal fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _____ No __X__

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,497 shares of Common Stock, par value $100.00 per share, were outstanding as of March 30,1996.

                                     INDEX

                      AAF-MCQUAY INC. AND SUBSIDIARIES

                                                                           Page
                                                                           ----
PART I -        Financial Information..................................      3

Item 1.         Financial Statements (unaudited).......................      3

                Consolidated Balance Sheets as of  -
                March 30, 1996 and July 1, 1995........................      3

                Consolidated Statements of Operations -
                Three months ended March 30, 1996 and
                April 1, 1995; Nine months ended March 30,
                1996 and April 1, 1995.................................      4

                Consolidated Statement of Cash Flows -
                Nine months ended March 30, 1996 and
                April 1, 1995..........................................      5

                Notes to the Consolidated Financial Statements.........      6

Item 2.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations....................     10

PART II -       Other Information......................................     13

Item 6.         Exhibits and Reports on Form 8-K.......................     13

Signatures.............................................................     14

PART I:                     FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS

                       AAF-MCQUAY INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                   (dollars in thousands, except share data)

                                                     March 30,       July 1,
                                                       1996            1995
                                                    -----------     --------
                                                    (unaudited)
                    ASSETS:

Current assets:
  Cash and cash equivalents                          $ 22,020       $ 16,242
  Accounts receivable                                 206,452        179,982
  Inventories                                         112,941        110,000
  Other current assets                                  5,876          7,638
                                                    -----------     --------
    Total current assets                              347,289        313,862

Property, plant and equipment, net                    145,996        145,504
Cost in excess of net assets acquired and
  other identifiable intangibles, net                 277,552        262,634
Other assets and deferred charges                      14,187          9,328
                                                    -----------     --------
    Total Assets                                     $785,024       $731,328
                                                    -----------     --------
                                                    -----------     --------

      LIABILITIES AND STOCKHOLDER'S EQUITY:

Current liabilities:
  Short-term borrowings                              $ 57,267       $ 66,453
  Current maturities of long-term debt                  9,194         26,062
  Accounts payable, trade                             110,268         93,036
  Accrued warranty                                     14,379         12,473
  Other accrued liabilities                            71,870         72,280
                                                    -----------     --------
    Total current liabilities                         262,978        270,304

Senior term debt                                       67,000        149,200
Senior unsecured notes                                125,000
Other long-term debt                                   38,319         29,013
Other liabilities                                     100,793         93,983
                                                    -----------     --------
    Total liabilities                                 594,090        542,500

Stockholder's equity:
  Preferred stock ($1 par value;
   1,000 shares authorized, none issued)
  Common stock ($100 par value;
   8,000 shares authorized, 2,497 shares
   issued and outstanding)                                250            250
  Additional paid-in capital                          179,915        179,915
  Retained earnings                                    14,362          7,537
  Foreign currency translation adjustment              (3,593)         1,126
                                                    -----------     --------
    Total Stockholder's Equity                        190,934        188,828
                                                    -----------     --------

Total Liabilities and Stockholder's Equity           $785,024       $731,328
                                                    -----------     --------
                                                    -----------     --------

                 See Notes To Consolidated Financial Statements

                       AAF-MCQUAY INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)
                             (dollars in thousands)

                                                 Three months ended            Nine months ended
                                               -----------------------       ----------------------
                                               March 30,      April 1,       March 30,      April 1,
                                                 1996           1995           1996           1995
                                               ---------      --------       ---------      --------
Net Sales                                      $218,849       $208,905       $652,972       $582,220
Cost of Sales                                   158,999        148,337        471,882        413,596
                                               ---------      --------       ---------      --------
Gross Profit                                     59,850         60,568        181,090        168,624
Operating Expenses:
  Selling, general and administration            47,383         50,335        137,337        133,223
  Amortization of intangibles                     3,715          3,938         10,569         10,463
                                               ---------      --------       ---------      --------
                                                 51,098         54,273        147,906        143,686
Income from operations                            8,752          6,295         33,184         24,938
                                               ---------      --------       ---------      --------
Interest expense, net                             6,542          5,894         18,391         16,977
Other (income) expense, net                      (1,338)        (1,316)        (3,265)        (1,025)
                                               ---------      --------       ---------      --------
Income before income taxes and
extraordinary item                                3,548          1,717         18,058          8,986
Income taxes                                      1,509            889          9,598          7,039
                                               ---------      --------       ---------      --------
Income before extraordinary item                  2,039            828          8,460          1,947
Extraordinary item, net of income tax             1,635             --          1,635             --
                                               ---------      --------       ---------      --------
Net income                                     $    404       $    828       $  6,825       $  1,947
                                               ---------      --------       ---------      --------
                                               ---------      --------       ---------      --------

                 See Notes To Consolidated Financial Statements

                       AAF-MCQUAY INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (unaudited)
                           (dollars in thousands)

                                                                Nine months ended
                                                             ------------------------
                                                             March 30,       April 1,
                                                               1996            1995
                                                             ------------------------
Cash flows from operating activities
  Net income                                                $   6,825       $   1,947
  Adjustments to reconcile net income to net
   cash provided by operating activities:
  Depreciation and amortization                                19,669          17,978
  Extraordinary item                                            2,681              --
  Foreign currency transaction (gains) losses                  (1,348)         (1,093)
  Changes in operating assets and liabilities:
    Accounts receivable                                       (12,809)         (4,615)
    Inventories                                                  1,451         (5,737)
    Other assets/liabilities, net                               10,828          4,888
    Accounts payable and other accrued liabilities               2,781         (4,739)
                                                             ---------      ---------
Net cash provided by operating activities                       30,078          8,629

Cash flows from investing activities:
  Capital expenditures, net                                     (8,897)       (10,401)
  Purchase of J&E Hall                                         (29,799)          --
                                                             ---------      ---------
Net cash used in investing activities                          (38,696)       (10,401)

Cash flows from financing activities:
  Net borrowing under short-term borrowing
   arrangements                                                (14,467)        39,980
  Payments on long-term debt                                  (100,512)      (248,511)
  Proceeds from issuance of long-term debt                     134,812        190,000
  Payment of debt issuance cost                                 (4,736)          --
  Proceeds from contribution of capital                            --          10,165
                                                             ---------      ---------
Net cash provided by (used in) financing activities             15,097         (8,366)
Effect of exchange rate changes on cash                           (701)        (1,638)
                                                             ---------      ---------
Net increase (decrease) in cash and cash equivalents             5,778        (11,776)
Cash and cash equivalents at beginning of period                16,242         23,952
                                                             ---------      ---------

Cash and cash equivalents at end of period                   $  22,020      $  12,176
                                                             ---------      ---------
                                                             ---------      ---------

                 See Notes To Consolidated Financial Statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION:

     The consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All inter-company transactions have been eliminated. The accompanying unaudited consolidated financial statements contained herein have been prepared in accordance with generally accepted accounting principles for interim reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-K. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's registration statement on Form S-1 (the "Registration Statement"), which became effective February 9, 1996. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying financial statements reflect the statements of operations for the quarters and nine months ended April 1, 1995, and March 30, 1996, the balance sheets at July 1, 1995, and March 30, 1996, and the consolidated statements of cash flows for the nine months ended April 1, 1995 and March 30, 1996.

     During 1995 the Company changed its year-end to the Saturday closest to June 30 from the Saturday closest to December 31. The accompanying financial statements present comparable year to date amounts based on the Company's current fiscal year-end. The operating results for the quarter and nine month period ended April, 1, 1995, and March 30, 1996, are not necessarily indicative of the operating results for the full year.

     During the quarter ended April 1, 1995, the closing date for certain foreign subsidiaries was changed to reflect the Company's current period. Prior to this quarter, certain foreign subsidiaries reported on fiscal periods which ended one month prior ( the "Lag Month" ) to the Company's period end. As a result, the financial statements, for the quarter and nine month period ended April 1, 1995, include the Lag Month of these foreign subsidiaries. The impact, on the financial results, for the quarter and nine months ended April 1, 1995, was an increase of $19.1 million and $0.7 million in sales and income from operations, respectively.

NOTE 2.  INVENTORIES:

 Inventories consist of the following:
 (dollars in thousands)

                                                     March 30,        July 1,
                                                        1996           1995
                                                     ---------       --------
FIFO Cost:
  Raw Materials...................................   $ 47,348       $ 44,858
  Work-in-process.................................     26,496         22,175
  Finished goods..................................     37,128         40,729
                                                     --------       --------
                                                      110,972        107,762
  LIFO adjustment.................................      1,969          2,238
                                                     --------       --------
                                                     $112,941       $110,000
                                                     --------       --------
                                                     --------       --------

NOTE 3.  INCOME TAXES:

     The difference between the Company's reported tax provision for the quarter and nine months ended April 1, 1995, and March 30, 1996, and the tax provision computed based on U.S. statutory rates is primarily attributed to nondeductible goodwill amortization, foreign tax rate differentials and foreign losses not benefited, and U.S. taxes on foreign unrepatriated earnings.

NOTE 4.  REFINANCING:

     The Company completed its refinancing plan during the quarter ended March 30, 1996, as described in the Registration Statement. This refinancing included amending the existing credit facility, an initial public debt offering and a program for continuous securitization of U.S. dollar trade receivables.

     In February 1996, an amendment to the Bank Agreement was executed in which the lenders consented to the issuance of the $125 million Senior Unsecured Notes and the $80 million Receivables Securitization Program (the "Refinancing"). The February 1996 amendment significantly restated commitment amounts, repayment terms, interest rates, and security provisions. The amended Revolving Credit portion of the Bank Agreement ("Revolver") has a five year term (expiring in February, 2001) and provides for maximum aggregate short-term borrowings of $35 million and up to $35 million for letters of credit. However, the combined amount of short-term borrowings plus letters of credit cannot exceed
$35 million, subject to reduction if inventory levels fall below certain minimum amounts. Such minimum amounts are comprised of 60% of eligible inventory, consisting of finished goods and raw materials plus 20% of work in progress. At March 30, 1996, no borrowings were outstanding under this facility, $0.1 million in letters of credit were issued and outstanding and the Company had approximately $30.0 million in additional borrowing availability. The Company is required to pay a commitment fee of 3/8% on the unused portion of the Revolver.

     Interest on Revolver advances is generally payable quarterly based, at the Company's option, on (1) the higher of the bank prime rate or a rate based upon the Federal Funds Rate plus a specified premium, or (2) the average rate at which Eurodollar deposits are offered to prime banks in the London interbank market (LIBOR) plus a specified premium. The interest rate premiums are determined by an interest rate matrix which is based on certain quarterly financial ratios as described in the Bank Agreement. As of March 30, 1996, the Company's interest rate premiums were LIBOR + 1.50% or prime + 0.50% based on the applicable financial ratios. The interest rate premiums are subject to 0.375% increase or may decrease by as much as 0.50%, depending on the applicable quarterly financial ratios

     The term loan portion of the Bank Agreement consists of Senior Term Loans that are a direct obligation of the Company. These term loans are secured by substantially all the domestic assets (except U.S. trade receivables) of the Company and its domestic subsidiaries and a portion of the capital stock of certain foreign subsidiaries. The Senior Term Loans are payable in quarterly installments of varying amounts through March 2001. Interest is generally payable quarterly based on the same interest rate structure as the Revolver.

     In February 1996, the Company issued the 8.875% Senior Unsecured Notes ("Senior Notes") with the proceeds being used to reduce indebtedness under the Bank Agreement. The Senior Notes were issued under an indenture agreement which, among other things, contains restrictive covenants relating to dividend distributions, additional debt, sale of assets, transactions with affiliates, guarantees and investments by the Company and its subsidiaries. The Senior Notes are not redeemable prior to maturity (February 15, 2003) and are not subject to any sinking fund requirement.

     In February 1996, the Company entered into a five-year agreement to sell, on a revolving basis, an undivided percentage ownership interest in a designated pool of trade accounts receivable ("Securitization Program"). The Securitization Program provides for up to $80 million in short-term borrowings. Availability is based on the amount of U.S. dollar trade receivables determined to be eligible for the program. At March 30, 1996, the Company had $37.0 million of outstanding borrowings under this arrangement and approximately $2 million in additional borrowing availability. Both the accounts receivable and related short-term debt continue to be included in the Company's consolidated balance sheet. Financing costs, which currently accrue at an average rate of approximately 6.1%, are included in interest expense.

NOTE 5.  CONTINGENCIES:

     INDEMNIFICATION AGREEMENT:

     On May 2, 1994, O.Y.L. Industries Berhad ("OYL") purchased all of the outstanding stock of SnyderGeneral Corporation and SnyderGeneral Holding Company (collectively, the "Predecessor Company"). Subsequent to this acquisition, the names of these entities were changed to AAF-McQuay Inc. and AAF-McQuay Holdings Inc., respectively. The purchase agreement between OYL and the former owners of the Predecessor Company contains certain indemnifications relating to specified contingencies that existed as of the acquisition date. Specifically, the former owners of the Predecessor Company have indemnified the Company from losses relating to certain environmental, tax, and litigation matters. The purchase agreement between OYL and the former owners of the Predecessor Company contains certain indemnifications relating to specified contingencies that existed as of the acquisition date. Specifically, the former owners of the Predecessor Company have indemnified the Company from losses relating to certain environmental, tax, and litigation matters.

    Under terms of the purchase agreement, the Company is responsible for the first $5.8 million of indemnified losses. Indemnified losses (net of recoveries) exceeding $5.8 million are the obligation of the former owners of the Predecessor Company up to a maximum of $18 million. If the ultimate amount expended by the Company for contingencies subject to indemnification exceeds $23.8 million, the excess will be borne by the Company. If the aggregate amount expended is less than $23.8 million, the Company will first offset amounts exceeding $5.8 million against a $11.5 million promissory note (as discussed in note 7 to the consolidated financial statements in the Registration Statement). Indemnified losses in excess of $17.3 million would then be reimbursed to the Company by the former owners of the Predecessor Company up to $6.5 million. The Company believes that the ultimate liability for indemnified losses will exceed $23.8 million and has recognized this non-current liability in the accompanying Consolidated Balance Sheets.

     ENVIRONMENTAL MATTERS:

     The Company is subject to potential liability under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (CERCLA), and other federal, state and local statutes and regulations governing the discharge of pollutants into the environment and the handling and disposal of hazardous substances and waste. These statutes and regulations, amongst other things, impose potential liability on the Company for remediating contamination arising from the Company's past and present operations and from former operations of other entities at sites later acquired and now owned by the Company. Many of the Company's facilities have operated for many years, and substances which are or might be considered hazardous were generated, used, and disposed of at some locations, both on- and off-site. Therefore, it is possible that environmental liabilities in addition to those described below may arise in the future. The Company records liabilities if, in management's judgment, environmental assessments or remedial efforts are probable and the costs can be reasonably estimated. These accrued liabilities are not discounted. Such estimates are adjusted if necessary based upon the completion of a formal study or the Company's commitment to a formal plan of action. The Company believes that all significant environmental matters are subject to the indemnification agreement with the former owners of the Predecessor Company described above.

     The Company is currently a plaintiff in several legal suits, assessing insurance coverage, or pursuing other actions in an attempt to recover the cost associated with above liabilities. No amounts have been recorded in the accompanying Consolidated Balance Sheets relating to any such possible recoveries.

     INCOME TAX:

     The Predecessor Company's U.S. federal income tax returns for the taxable years ending in 1987, 1988, 1989 and 1990 have been examined by the Internal Revenue Service. Adjustments to the taxable income for each of these years have been proposed. Portions of the resulting tax liabilities would be imposed directly on the Company or its subsidiaries, and the Company is obligated under the purchase agreement to make payments to the former owners of the Predecessor Company to compensate for the remainder of the tax liabilities which would be imposed on them under Subchapter S of the Internal Revenue Code. That agreement also entitles the Company to payments from the former shareholders of certain tax refunds or benefits which the former owners may realize. Payments by the Company under this agreement are indemnified losses under the purchase agreement (as discussed above), and receipts by the Company from the former owners, as well as certain other future tax benefits which the Company may realize on its own tax returns must be subtracted from losses which are subject to indemnification.

     On March 23, 1995, the Internal Revenue Service opened an examination of the Predecessor Company's tax returns for the years ending in 1991, 1992, 1993 and 1994. Other than issues originating in earlier years which would also affect these years; there have been no issues raised in this examination. These tax matters are also covered by the indemnification agreement with the former owners of the Predecessor Company.

     LITIGATION:

     The Company is involved in various lawsuits in the ordinary course of business. These lawsuits primarily involve claims for damages arising out of the use of the Company's products. The Company is also involved in litigation and administrative proceedings involving employment matters and commercial disputes. Some of these lawsuits include claims for punitive as well as compensatory damages. The Company is insured for product liability claims for amounts in excess of established deductibles and accrues for the estimated liability on a case-by-case basis up to the limits of the deductibles. All other claims and lawsuits are also handled on a case-by-case basis.

     The Company does not believe that the potential liability from the ultimate outcome of environmental, income tax and litigation matters will have a material adverse effect on the Company.

NOTE 6.  EXTRAORDINARY ITEMS:

     During the quarter ended March 30, 1996, the Company completed the Refinancing. As part of the Refinancing the Company used some of the proceeds from the offering to repay long-term debt as described in the Registration Statement. As a result, the Company recorded an extraordinary item of $1.6 million ($2.7 million net of $1.1 million tax benefit) relating to unamortized debt issuance cost.

ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                 AND RESULTS OF OPERATIONS

     RESULTS OF OPERATIONS:

     During the quarter ended April 1, 1995, the closing date for certain foreign subsidiaries was changed to reflect the Company's current period. Prior to this quarter, certain foreign subsidiaries reported on fiscal periods which ended one month prior (the "Lag Month" ) to the Company's period end. As a result, the financial statements, for the quarter and nine month period ended April 1, 1995, include the Lag Month of these foreign subsidiaries. The impact on the financial results for the quarter and nine months ended April 1, 1995, was an increase of $19.1 million on sales and $0.7 million in income from operations. When meaningful, management will discuss the financial results excluding the Lag Month in order to improve comparability.

     NET SALES

     Consolidated net sales were $218.8 million and $653.0 million for the quarter and nine month period ended March 30, 1996, respectively. The Industrial Refrigeration segment is composed of the J&E Hall company, which was acquired in December of 1995. The following table summarizes the Company's net sales, adjusted for the Lag Month, by business segment:

                                                               Quarter Ended              Nine Months Ended
                                                         -------------------------     -------------------------
                                                          March 30,      April 1,      March 30,     April 1,
                                                            1996           1995          1996          1995
                                                         ---------      ----------     ---------     --------
                                                                       (dollars in thousands)
Net sales:
  Commercial Air Conditioning. . . . . . . . . . . .     $124,725        $112,570       $382,758     $323,928
  Filtration Products. . . . . . . . . . . . . . . .       84,023          77,643        255,832      240,331
  Industrial Refrigeration . . . . . . . . . . . . .       11,846              --         19,823           --

  Lag Month. . . . . . . . . . . . . . . . . . . . .           --          19,101             --       19,101
  Eliminations/other . . . . . . . . . . . . . . . .       (1,745)           (409)        (5,440)      (1,140)
                                                         ---------      ----------     ----------    --------
    Total. . . . . . . . . . . . . . . . . . . . . .     $218,849        $208,905       $652,972     $582,220
                                                         ---------      ----------     ----------    --------
                                                         ---------      ----------     ----------    --------

     Commercial Air Conditioning net sales increased $12.2 million or 10.8% and $58.8 million or 18.2% for the quarter and nine month period ended March 30, 1996, respectively, as compared to the comparable 1995 periods. Domestic and international gross sales increased 10.0% and 23.9%, respectively, for the quarter ended March 30, 1996 as compared to the quarter ended April 1, 1995.
For the nine months ended March 30, 1996, gross domestic sales increased 11.3% and gross international sales increased 34.6%, as compared to the nine months ended April 1, 1995. Sales increases in U.S. operations, both for the quarter and year to date, primarily reflect increased Chiller Product sales due to the strong replacement market, growing exports to Southeast Asia and increased sales from new products. International sales growth for both periods, primarily in Europe, was the result of improved distribution channels, the introduction of new screw chiller products and favorable market conditions in Europe.

     Filtration Products net sales increased $6.4 million or 8.2% and $15.5 million or 6.4% for the quarter and nine month period ended March 30, 1996, respectively, as compared to the comparable periods in 1995. The growth in net sales for the quarter was primarily the result of international operations which increased gross sales 19.3% as compared to the prior year quarter. The increases in international sales were due to favorable markets in Europe and Asia. European environmental product (air pollution control and machinery filtration and acoustical systems) sales for the quarter showed strong gains compared to the prior year quarter. In addition, international sales of air filters and pollution control products benefited from improved distribution channels and aggressive marketing strategies in Asia. Net sales from U.S.

operations were essentially level for the quarter as compared to the 1995 quarter. Substantial quarterly sales increases in U.S. air filters were more than offset by declines in environmental product sales plus the inclusion of a non-recurring nuclear contract of approximately $2 million in the prior year quarter. For the nine months ended March 30, 1996, sales increased 34.6% from international operations and 11.3% domestically, as compared to the nine months ended April 1, 1995. Strong North American air filter sales plus air pollution control and machinery filtration and acoustical system sales, particularly in Europe, all exceeded prior year sales.

     GROSS PROFIT

     Gross profit was $59.9 million and $181.1 million for the quarter and nine month period ended March 30, 1996, and $60.6 million and $168.6 million for the quarter and nine months ended April l, 1995, respectively. After eliminating the lag month from the quarter ended April 1, 1995, gross profit for such period would be $55.6 million ("Adjusted Gross Profit"). The Adjusted Gross Profit of $59.9 million for the quarter ended March 30, 1996 respresents an increase of $4.2 million over the April 1, 1995 quarter. For the nine month period ended March 30, 1996, Adjusted Gross Profit increased $17.4 million to $181.1 million as compared to $163.7 million Adjusted Gross Profit for the nine month period ended April 1, 1995. The increase in Adjusted Gross Profit for the quarter and nine month period ended March 30, 1996, was the result of increased volume and the acquisition of J&E Hall. Adjusted Gross Profit as a percentage of sales was 27.3%, a decrease of 2.0% from 29.3% for the quarters ended March 30, 1996, and April 1, 1995, respectively. For the nine month period ended March 30, 1996, Adjusted Gross Profit as a percentage of sales decreased 1.4% to 27.7% as compared to 29.1% for the nine month period ended April 1, 1995. For the quarter and nine month period ended March 30, 1996, the acquisition of J&E Hall contributed to a portion of this decline as J&E Hall has lower margin rates than the Company's other business segments. Further, Adjusted Gross Profit as a percentage of sales was adversely affected in Commercial Air Conditioning due to production start up costs on a new product. Additionally, certain product lines in both Filtration Products and Commercial Air Conditioning segments experienced margin rate deterioration due to competitive price pressures.

     OPERATING EXPENSES

     Operating expenses were $51.1 million and $147.9 million for the quarter and nine month period ended March 30, 1996, and $54.3 million and $143.7 million for the quarter and nine months ended April l, 1995, respectively. After eliminating the lag month from the quarter ended April 1, 1995, operating expenses for such period would be $50.0 million ("Adjusted
Operating Expenses"). Adjusted Operating Expenses of $51.1 million for the quarter ended March 30, 1996, respresents an increase of $1.1 million over the April 1, 1995 quarter. For the nine month period ended March 30, 1996, Adjusted Operating Expenses increased $8.5 million to $147.9 million as compared to $139.4 million for the nine month period ended April 1, 1995. Increased sales activity and the acquisition of J&E Hall were the primary reasons for the increase in Adjusted Operating Expenses for the quarter and nine month period ended March 30, 1996. Adjusted Operating Expenses as a percentage of sales were 23.4%, a decrease of 2.9% from 26.3% for the quarters ended March 30, 1996, and April 1, 1995, respectively. For the nine month period ended March 30, 1996, Adjusted Operating Expenses as a percentage of sales decreased 2.1% to 22.7% as compared to 24.8% for the nine month period ended April 1, 1995. The primary reason for the Adjusted Operating Expenses percentage of sales decreases for the quarter and nine month periods ended March 30, 1996, as compared to the prior year, was due to cost containment actions and the realization of cost saving strategies implemented by the Company during fiscal year 1995.

     INCOME FROM OPERATIONS

     Income from operations was $8.8 million and $33.2 million for the quarter and nine month period ended March 30, 1996, and $6.3 million and $24.9 million for the quarter and nine months ended April l, 1995, respectively. After eliminating the lag month from the quarter ended April 1, 1995, income from operations for such period would be $5.6 million ("Adjusted Income from Operations"). Adjusted Income from Operations of $8.8 million for the quarter ended March 30, 1996 represents an increase of $3.2 million over the April 1, 1995 quarter. For the nine month period ended March
30, 1996, Adjusted Income from Operations increased $9.0 million to $33.2 million as compared to $24.2 million for the nine month period ended April 1, 1995. Adjusted Income from Operations as a percentage of sales was 4.0%, an increase of 1.0% from 3.0% for the quarters ended March 30, 1996, and April
1, 1995, respectively. For the nine month period ended March 30, 1996, total Company Adjusted Income from Operations as a percentage of sales increased
0.8 percentage points to 5.1% as compared to 4.3% for the nine month period ended April 1, 1995. The Commercial Air Conditioning Adjusted Income from Operations as a percentage of sales increased 1.9 and 0.5 percentage points, respectively, for the quarter and nine month comparisons. The Filtration Products Adjusted Income from Operations as a percentage of sales remained essentially level for the quarter comparison and increased 2.1 percentage points for the nine month comparison. The Industrial Refrigeration segment had an insignificant loss from operations for the quarter and nine month period ended March 30, 1996.

     NET INTEREST EXPENSE AND OTHER (INCOME) EXPENSE

     Net interest expense was $6.5 million an increase of $0.6 million from $5.9 million for the quarters ended March 30, 1996, and April 1, 1995, respectively. For the nine month period ended March 30, 1996, net interest expense increased $1.4 million to $18.4 million as compared to $17.0 million for the nine month period ended April 1, 1995. The increase for the quarter and nine month period ended March 30, 1996, was largely attributable to an increase in borrowing to fund the acquisition of J&E Hall. Net Other income remained flat at $1.3 million for the quarters ended March 30, 1996, and April 1, 1995, and was $3.3 million and $1.0 million for the nine months ended March 30, 1996, and April 1, 1995, respectively. Net Other income consists primarily of net foreign currency transaction gains and net equity earnings in affiliates.

     EXTRAORDINARY ITEM

     The Company recorded an extraordinary item of $2.7 million (or $1.6 million, net of tax) relating to unamortized debt issuance cost written off during February 1996 as part of the Refinancing (see note 6 of the consolidated notes to the financial statements).

     LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities for the first nine months of fiscal 1996 was $30.1 million, compared to $8.6 million for the first nine months of fiscal 1995. The increase in net cash provided by operating activities is due primarily to an increase in operating income as a result of increased sales volume and reduction in net working capital during fiscal 1996. Net cash used in investing activities was $38.7 million and $10.4 million for the nine months ended March 30, 1996, and April 1, 1995, respectively. The $38.7 million in investing activities consisted of $8.9 million in capital expenditures and $29.8 million in net cash used to purchase J&E Hall. Net cash provided by financing activities for the nine months ended March 30, 1996, was $15.1 million. The $15.1 million in cash provided by financing activities consisted of the $134.8 million in proceeds from the issuance of new long-term debt, $4.7 million in payments for debt issuance cost and the repayment of $14.5 million and $100.5 million of short-term and long-term debt, respectively. The financing activity during fiscal year 1996 was primarily the result of the Refinancing, as discussed in footnote 4 to the consolidated financial statements.

     The Refinancing, consisted of $125 million of 8 7/8% Senior Notes - Due 2003, an $80 million trade receivables securitization facility and an Amended Credit Facility of $110.0 million. The Refinancing increased the Company's availability of short-term credit facilities, deferred debt amortization requirements and extended the average life of indebtedness. Management does not expect a material change in interest expense as result of the Refinancing.

     Management believes, based upon current levels of operations and forecasted earnings, that cash flow from operations, together with borrowings under the Amended Credit Facility and the Receivables Facility, will be adequate to make payments of principal and interest on debt, including the Notes, to permit anticipated capital expenditures and to fund working capital requirements and other cash needs. Nevertheless, the Company will remain leveraged to a significant extent and its debt service obligations will continue to be substantial. If the Company's sources of funds were to fail to satisfy the Company's requirements, the Company may need to refinance its existing debt or obtain additional financing. There is no assurance that any such new financing alternatives would be available, and, in any case, such new financing (if available) would be expected to be more costly and burdensome than the debt agreements currently in place.
                                       12

PART II:  OTHER INFORMATION

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

              (a)  EXHIBITS

                   NUMBER             DESCRIPTION
                   ------             -----------
                   Exhibit 27         Financial Data Schedule (filed herewith)

              (b)  REPORTS ON FORM 8-K

                   The Company filed the following exhibits on Form 8-K dated April 26, 1996

                   NUMBER             DESCRIPTION
                   ------             -----------
                     4.1              Indenture dated as of February 14, 1996, with IBJ
                                      Schroder Bank and Trust Company

                    10.1              Third Amendment to Credit Agreement dated February 7,
                                      1996, with the Bank of Nova Scotia, Bank Bumiputra
                                      Malaysia Berhad, New York Branch and certain financial
                                      institutions listed therein

                    10.2              Receivables Purchase Agreement dated February 14, 1996
                                      with AAF-McQuay Funding Corporation

                    10.3              $80,000,000 Trade Receivables Purchase and Sale Agreement
                                      dated as of February 14, 1996, with AAF-McQuay Funding
                                      Corporation, Citibank, N.A., Citicorp North America, Inc.
                                      and certain other parties listed therein

                    10.4              $80,000,000 Trade Receivables Purchase and Sale Agreement
                                      dated as of February 14, 1996, with AAF-McQuay Funding
                                      Corporation, Citibank, N.A., Citicorp North America, Inc.
                                      and Corporate Receivables Corporation

                                       13

SIGNATURES
- - ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       AAF-MCQUAY INC.



DATE   May 13, 1996              /S/ MICHAEL J. CHRISTOPHER
     ----------------            ----------------------------------------------
                                     Michael J. Christopher
                                     Vice President and Chief Financial Officer
                                     (Principal Financial Officer)





DATE   May 13, 1996              /S/ JOHN M. SICHTER
     ----------------            ----------------------------------------------
                                     John M. Sichter
                                     Controller
                                     (Principal Accounting Officer)

                         Exhibit Index

NUMBER                   DESCRIPTION
- - ------                   -----------
27                       Financial Data Schedule