Form 10-K405
period 1996-06-29
AAF MCQUAY INC
filed 1996-09-17
CIK 1005272

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-K

                      FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



(Mark One)
  x   Annual Report Pursuant to section 13 or 15(d) of the Securities Exchange
 ---  Act of 1934 (Fee Required)
      For the fiscal year ended June 29, 1996

 --- Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

For the Transition period from         to
Commission file number

                               AAF-MCQUAY INC.
                               ---------------
          (Exact name of the Registrant as specified in its charter


                  Delaware                                 41-0404230
      -------------------------------                  -------------------
      (State or other Jurisdiction of                   (I.R.S. Employer
       Incorporation or Organization)                  Identification No.)

        Legg Mason Tower, Suite 2800
          111 South Calvert Street
                Baltimore, MD                                 21202
      -------------------------------                  -------------------
  (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code       (410) 528-2755
                                                       -------------------

          Securities registered pursuant to section 12(b) of the Act

                                                  Name of Each Exchange
           Title of Each Class                     on which Registered
           -------------------                    ---------------------
                                       None

          Securities registered pursuant to Section 12(g) of the Act

                                       None

   Indicated by check whether the registrant: (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    x   Yes      No
                                                 ---       ---

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.   x
                                               ---

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 29, 1996 was $ -0-.

The number of shares outstanding of the registrant's only class of common stock as of June 29, 1996 (latest practicable date) was 2,497.

                                    INDEX

                       AAF-MCQUAY INC. AND SUBSIDIARIES



                                                                           PAGE
                                                                           ----
PART I
Item 1    Business                                                            3
Item 2    Properties                                                         11
Item 3    Legal Proceedings                                                  13
Item 4    Submission of Matters to a Vote of Securities Holders             N/A

PART II
Item 5    Market for Registrant's Common Stock and Related Stockholder
          Matters                                                           N/A
Item 6    Selected Financial Data                                            16
Item 7    Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          21
Item 8    Financial Statements and Supplemental Data                         32
Item 9    Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                           N/A

PART III
Item 10   Directors and Officers of the Registrant                           61
Item 11   Executive Compensation                                             64
Item 12   Security Ownership of Certain Beneficial Owners and Management     68
Item 13   Certain Relationships and Related Transactions                     69

PART IV
Item 14   Exhibits, Financial Statement Schedules and Reports on Form 8-K    71


                                   PART I

ITEM 1.  BUSINESS

GENERAL

     In 1994, O.Y.L. Industries Berhad ("OYL"), a member of the Hong Leong Group Malaysia ("Hong Leong"), one of Malaysia's leading manufacturers and exporters of commercial and industrial air conditioners, refrigerators, freezers and electrical components, purchased all the outstanding stock of the Company (then named SnyderGeneral Corporation) for approximately $420 million, including the assumption of debt (the "OYL Acquisition"). As part of the funding, OYL made a cash investment of $170 million, applied both to purchase the prior owner's interest and to restructure the Company's debt. The Company was then renamed AAF-McQuay Inc. OYL is a subsidiary of Hume Industries Malaysia Berhad ("Hume"). Hume, like OYL, is a publicly traded Malaysian company controlled by Hong Leong. Mr. Quek Leng Chan is Hong Leong's controlling shareholder.

     The Company is a leading worldwide manufacturer and marketer of commercial air conditioning and air filtration products and systems primarily for commercial, institutional and industrial customers. The Company believes that it is the leading global manufacturer of air filtration products for nonvehicular applications and is a major participant in the global commercial HVAC market. In addition, in December 1995, the Company entered the industrial refrigeration business through the acquisition of J&E Hall, the United Kingdom's leading integrated provider of industrial refrigeration and freezing equipment. The Company maintains production facilities in nine countries and its products are sold in over 80 countries. The Company believes that its geographic and product diversification makes it less susceptible to an economic downturn in any particular market or region.

     The Company believes its affiliation with Hong Leong, which has a significant Asian presence, substantially improves the Company's financial and operating flexibility and access to Asian markets. The Company also intends to accelerate expansion into other new markets outside Asia, such as Latin America, where demand for the Company's products is increasing and the markets remain fragmented. In addition, the Company is committed to expanding its product lines through research and development and pursuing strategic technology joint ventures and acquisitions. Consistent with this, the Company acquired industrial refrigeration business of J&E Hall. The acquisition of J&E Hall expands the Company's product offerings and also accelerates its development of the single screw compressors that both the Company and J&E Hall have been developing for several years. The Company believes that single screw chillers, rather than the twin screw chillers produced by a number of its competitors in the commercial HVAC and industrial refrigeration markets, provide certain competitive advantages, including improvements in efficiency and cost, lower service requirements and noise reduction. As customers are made aware of the advantages of the single screw chiller technology, and as a result of the Company's expanded product line, the Company expects to gain market share.

     The Company's Commercial Air Conditioning Group engages in the manufacture, sale, service and distribution of HVAC equipment. Products include chillers, applied air handling systems, terminal air conditioning systems, fans, service and parts. The Company's commercial air conditioning equipment is sold primarily under the McQuay -Registered Trademark- and BarryBlower -Registered Trademark- brand names and has been installed in many prominent facilities around the world, including the Queen Elizabeth II, the Chrysler Technical Center in Detroit, the Jakarta Stock Exchange in Indonesia, the Nestle^ Headquarters in Switzerland and the Georgia Dome in Atlanta.

     The Company's Filtration Products Group engages in the manufacture, sale and distribution of air filtration products and systems, including air filtration equipment, air pollution control products and systems, machinery filtration and acoustic systems and replacement filters. The Company's products, including replacement filters, are sold globally under the AmericanAirFilter -TM- and AAF-Registered Trademark- brand names and under private label. The Company's filtration products are sold worldwide to commercial, institutional and industrial customers as well as to retailers for residential use. The Filtration Products Group's largest customers include Shinwa Corporation, Wal-Mart Stores, Inc., Ace Hardware Corp., Asea Brown Boveri ("ABB"), European Gas Turbines, Westinghouse Electric Corp. and Solar Gas Turbines.

     In December 1995, the Company established its Industrial Refrigeration Group following the J&E Hall acquisition. J&E Hall is the leading integrated supplier of industrial refrigeration and freezing products and systems in the United Kingdom as well as being among the three largest suppliers of industrial contact plate ("fast") freezers in the world. Industrial refrigeration products and systems are sold under the "J&E Hall" brand name and freezers are sold under the "Jackstone" brand name. In connection with its refrigeration business, J&E Hall also manufactures a line of single screw compressors which are sold under the "HallScrew" brand name. In addition to establishing an important presence in the global industrial refrigeration industry, the acquisition of J&E Hall provides the Company with access to J&E Hall's single screw compressor technology which will expand the single screw chiller product line offered by the Company's Commercial Air Conditioning Group.

COMMERCIAL AIR CONDITIONING GROUP

     The Company, through the Commercial Air Conditioning Group, is a worldwide leader in the design, manufacture, sale and service of HVAC equipment principally for the commercial, industrial and institutional markets. In the United States, the Company believes that its share of the commercial air conditioning market which it serves is approximately 10%. The Company's products are sold primarily under the widely recognized
McQuay -Registered Trademark- and BarryBlower -Registered Trademark- brand names and services are marketed under the McQuayService -TM- name. The Company's broad range of standard and custom products and services fulfill the HVAC requirements of most building types and sizes and offer multiple solutions to a variety of HVAC needs. The Company markets its commercial HVAC equipment principally to building contractors, architects, consulting engineers, building developers and building owners.

     The Company's Commercial Air Conditioning Group's products are divided into five groups: (i) chiller products, (ii) applied air handling systems,
(iii) terminal air conditioning systems, (iv) fans and (v) service and parts.

     CHILLER PRODUCTS. The Company's chiller products include centrifugal, screw, absorption and reciprocating chillers, condensing units and air cooled condensers, all of which frequently contain sophisticated control systems. These products are normally engineered and assembled to meet specific design criteria for a wide range of commercial, institutional and industrial applications. Typical applications are large square footage buildings which require integrated HVAC systems ranging in capacity from 10 to over 2,300 tons (the cooling capacity of air conditioning units is measured in tons; one ton being equivalent to 12,000 BTUs and generally adequate to air condition approximately 500 square feet of space). The Company is also the only HVAC manufacturer to offer a broad line of dual compressor centrifugal chillers which offer improved energy efficiency because of their unique part-load capability. The dual compressor centrifugal chiller provides the Company with additional competitive advantages by virtue of its small footprint, built-in redundancy, and its utilization of HFC-134a (non CFC) refrigerant. In 1995, the Company began manufacturing gas absorption chillers which offer an alternative to building owners faced with CFC phaseout since these chillers operate with water vapor as the refrigerant.

     APPLIED AIR HANDLING SYSTEMS. Applied air handling systems include indoor and roof mounted air handling units, packaged rooftop systems, self-contained systems and coils with capacities up to 135 tons that are generally mounted on the roof of a building, in ceilings and/or duct work, or installed on each floor of a multi-story building. These units generally combine heating and cooling capabilities in a single or self-contained configuration. The Company has recently developed a new line of advanced technology air handlers which combine European and North American designs to meet the market's growing demand for quiet, reliable, high quality air handlers in response to demand for improved indoor air quality.

     TERMINAL AIR CONDITIONING SYSTEMS. Terminal air conditioning systems consist of HVAC units that provide heating and cooling for a defined space on a "localized" basis. They include fan-coil units, water source heat pumps, packaged terminal air conditioners and heat pumps, unit ventilators and mini-split systems. Capacities of individual units are less than 20 tons and typically include electronic controls. Typical applications include facilities where air conditioning is required on a "room-by-room" basis such as hotels/motels, condominiums, schools and office buildings. Within the United States, the Company believes that it is a leading manufacturer of water source heat pumps and unit ventilators. The large installed base is expected to provide significant replacement and service opportunities. The Company recently introduced a new line of console water source heat pumps which are more efficient and feature sophisticated electronic controls.

     FANS. The Company manufactures and sells a wide range of commercial and industrial fans which are used in HVAC and industrial applications. The fans are sold under the BarryBlower-Registered Trademark- brand name.

     SERVICE AND PARTS. Under the trade name McQuayService-TM-, the Company services both its own and its competitors' products and systems and provides start-up assistance, warranty support, full aftermarket service, replacement parts and chiller retrofit services. The Company's service operations are conducted primarily in North America through 20 field offices and employ approximately 310 personnel. In addition to providing a non-cyclical source of revenues, the Company's service and parts business provides access to the growing replacement and retrofit markets.

     COMMERCIAL AIR CONDITIONING GROUP STRATEGIC PARTNERSHIPS

     The Company, through its Commercial Air Conditioning Group, has entered into selective strategic partnerships throughout the world to maximize its market penetration through enhancement of its manufacturing and distribution capabilities and further diversification of its product lines. The Company has formed partnerships with local companies in India, Japan, Mexico, Puerto Rico and Spain and has entered into a partnership to sell its products throughout Latin America. In addition, the Company markets its products throughout Asia, including China, through manufacturing and sales joint ventures established by OYL.

FILTRATION PRODUCTS GROUP

     Within its Filtration Products Group, the Company has two principal businesses: replacement filters and environmental products. Replacement filters are sold to commercial and industrial building owners, contractors, retailers for residential applications, hospitals and computer chip manufacturers for clean room applications, locomotive and air conditioning original equipment manufacturers and railroad companies. The Company has, since the 1920's, marketed its replacement filters under the AmericanAirFilter TM brand name. The environmental products business has two major product areas: Air Pollution Control Products and Systems ("APC") and Machinery Filtration and Acoustical Systems ("MFAS") products. Environmental products are sold throughout the world for a wide variety of commercial, institutional and industrial applications. Two of the Company's facilities used to produce its air filtration products have earned ISO 9001 certification, and one facility has earned ISO 9002 certification.

     REPLACEMENT FILTER PRODUCTS

     The Company believes that it is the world's largest manufacturer of commercial, industrial and residential air filters, which are used to remove airborne contaminants from intake and conditioned air, for a wide variety of products. The Company estimates its global and North American served market share in nonvehicular applications to be approximately 15% and 25%, respectively. The Company's filters, including replacement filters, are sold globally under the AmericanAirFilter-TM- and AAF-Registered Trademark- brand names and under private label. The filters are designed to be used in all types of air filtration systems regardless of the original manufacturer.

     The Filtration Products Group's replacement filter products consist of a broad product line including: (i) standard filters and equipment for use in a wide range of commercial, institutional, industrial and residential settings; (ii) custom-designed 99.9999%+ high-efficiency filters and equipment for "clean rooms" required by certain industries such as semiconductor manufacturers and health care and (iii) specialty intake air filtration systems for locomotives and other niche applications.

     ENVIRONMENTAL PRODUCTS

     AIR POLLUTION CONTROL PRODUCTS AND SYSTEMS. The Company's APC equipment is designed to improve atmospheric quality by removing airborne pollutants such as dust, mist and fumes from air exhaust streams. APC systems are sold primarily in Europe, Latin America and Asia and include design and construction services. The Company markets APC equipment to a broad range of industrial customers including the food, pharmaceutical, chemical, steel, cement, power generation, waste incineration, chemical and pulp and paper industries, as well as special market niches such as woodworking companies, welding shops and restaurants. The Company's APC equipment includes wet and dry scrubbers, cartridge and fabric filter collectors, electrostatic precipitators and dust and mist collection products. These products collect contaminants, recover materials from the manufacturing process and solve in-plant air quality problems. APC systems offered by the Company are integrated systems engineered to combine air pollution control equipment with peripheral equipment, ductwork and instrumentation to produce an integrated emission control process.

     MACHINERY FILTRATION AND ACOUSTICAL SYSTEMS ("MFAS"). Filtration products and systems are designed to remove particulate contamination from air supplies to machines to reduce the performance inhibiting effects of corrosion, erosion and fouling. Acoustical systems are designed to protect the environment in which the machines are installed from excessive noise pollution generated by the machines and their ancillary processes.

     Machinery filtration systems can include weather protection, mechanical separators, high efficiency barrier filters enhanced by lower efficiency pre-filtration and self-cleaning reverse pulse filters, and they can also incorporate air tempering equipment including anti-ice systems and evaporative coolers. Acoustical equipment includes air intake ducts and silencers, high temperature exhaust ducts and silencers, ventilation fan silencers and machinery enclosures, all designed individually or as integrated systems with ancillary access, supports, controls and instrumentation systems. The Company designs and supplies MFAS products and systems to major machinery manufacturers for the oil, gas, electrical and chemical/petro-chemical industries in the global market. Continued research and development of products and systems allows the Company to provide a complete range of products and a single source, total package capability for its customers.

     FILTRATION PRODUCTS GROUP STRATEGIC ALLIANCES

     The Company, through its Filtration Products Group, has entered into selective strategic partnerships and alliances throughout the world to maximize its market penetration through enhancement of its manufacturing and distribution capabilities and further diversification of its product lines. The Company has formed partnerships with local companies in Japan, Korea, Saudi Arabia and Sweden to manufacture and distribute its products. In addition, the Company has entered into technology sharing agreements for the development of synthetic pinch frame filters, antimicrobial filters and high efficiency synthetic media.

INDUSTRIAL REFRIGERATION GROUP

     In December 1995, the Company acquired the assets of J&E Hall for approximately $35 million. Following this acquisition, the Company established the Industrial Refrigeration Group. The Industrial Refrigeration Group manufactures, sells and services industrial refrigeration and freezing equipment under several well known J&E Hall brand names, the principal ones being J&E Hall, Thermotank, Jackstone and Parafreeze. The principal customers for industrial refrigeration products are concentrated in the food and meat processing, dairy, brewing and beverage (soft and alcoholic), chemical, petrochemical, pharmaceutical, naval and merchant marine industries. The principal customers for industrial freezers are in the food industry generally and particularly the seafood industry.

     The Company will continue to manufacture industrial refrigeration and freezer products through J&E Hall's five existing U.K. production facilities. See "--Properties."

SALES AND DISTRIBUTION

     GENERAL. The Company has a diverse base of customers. No customer of the Commercial Air Conditioning Group, the Filtration Products Group or J&E Hall accounted for more than 10% of the Company's net sales of these products over the past three fiscal years.

     COMMERCIAL AIR CONDITIONING GROUP. The Company distributes its commercial HVAC equipment and systems in the United States and Canada through a network of approximately 180 independent manufacturers' representatives who sell on a commission basis. Replacement parts for HVAC equipment are sold through a network of 80 independent parts distributors and two Company-owned stores. Service products and contracts are sold through the Company's own sales force working from offices located throughout the United States and Canada. The Company distributes its commercial HVAC products and parts internationally through a combination of direct sales personnel, independent distributors and joint venture partners selling in over 80 countries throughout the world. Backlog for the Commercial Air Conditioning Group at June 30, 1996 and July 1, 1995 was $121 million and $115 million, respectively.

     FILTRATION PRODUCTS GROUP. The Company deploys separate sales forces and distribution channels to market its replacement filter and environmental products. The Company employs the industry's largest replacement filter direct sales force, with over 200 factory sales people worldwide to market replacement filters. The majority of the Company's residential replacement filters are sold in the United States through national retail stores, such as Wal-Mart, Inc., Ace Hardware and True Value/Cotter Hardware. Environmental products are sold through factory direct sales people, independent distributors, agents and joint venture partners. Backlog for the Filtration Products Group at June 30, 1996 and July 1, 1995 was $68 million and $62 million, respectively.

     INDUSTRIAL REFRIGERATION GROUP. The Company distributes its industrial refrigeration and freezer products through a number of sales offices located throughout the United Kingdom. In addition, the Company has an extensive field service organization with 13 branch offices and employs approximately 110 field service technicians in the United Kingdom. Backlog for the Industrial Refrigeration Group at June 30, 1996 was $12 million.

MANUFACTURING

     COMMERCIAL AIR CONDITIONING GROUP. The Company's commercial HVAC products are manufactured in 12 factories in the United States, France, Italy, the United Kingdom, China, Malaysia, and Indonesia.

     FILTRATION PRODUCTS GROUP. In the Company's filter manufacturing business, fiberglass filtermedia is manufactured at three facilities located in the United States, Singapore and The Netherlands and then shipped to filter assembly facilities throughout Europe and North America from which finished products are then shipped to customers. Air filtration equipment and systems are manufactured at facilities located in geographically dispersed locations throughout the world. See "--Properties." Replacement filters are produced in 16 geographically dispersed manufacturing facilities and environmental products are manufactured in seven geographically dispersed manufacturing facilities.

     INDUSTRIAL REFRIGERATION GROUP. The Company has five manufacturing facilities in the United Kingdom. Its major facility is located in Dartford (Southeast England) where it manufactures compressors, refrigeration packages and contact plate freezers.

PURCHASING

     The principal component parts and materials purchased by the Company for use in its equipment and systems are reciprocating compressors, electric motors, filter media, copper tubes, glass pellets and castings, all of which are readily available through multiple sources. No single supplier has accounted for more than 10% of the annual purchases by the Company of raw materials or component parts in any of the past three fiscal years. The Company believes it has contracts and commitments or readily available sources of supply sufficient to meet its anticipated raw material or key component requirements. The Company maintains alternate sources for key components where dependence upon a single supplier could have an adverse impact upon production.

     The Company negotiates corporate-wide agreements with many of its major suppliers of purchased material. These agreements, which are typically from one to three years in length, are intended to increase the responsiveness of suppliers to the Company's needs and to provide the Company with assured sources of supplies at competitive prices and terms.

COMPETITION

     GENERAL. The commercial HVAC and air filtration business segments are highly competitive. In the commercial HVAC industry, the principal methods of competition are lead time, product performance, feature availability, energy efficiency, price and service. In the air filtration business, participants generally compete on the basis of service, price, quality, reliability, efficiency and conditions of sale. Certain portions of these markets are also very fragmented, both geographically and by product line. The Company believes its competitive position is strengthened in those international markets in which it has both a manufacturing and a marketing presence and that it has a competitive advantage through its affiliation with Hong Leong and OYL in gaining access to certain markets where barriers exist for non-local companies.

     COMMERCIAL AIR CONDITIONING GROUP. International markets for commercial HVAC products are competitive and fragmented along geographic and product lines. On a global basis, the Company's primary competitors across the full range of its HVAC product offerings are Carrier Corporation (a subsidiary of United Technologies Corporation), The Trane Company (a division of American Standard, Inc.) and York International Corporation. Outside North America, the Company also competes with numerous European and Japanese companies.

     FILTRATION PRODUCTS GROUP. Competition in the air filtration products and systems, air pollution control equipment and systems and MFAS businesses is very fragmented. Globally, the Company competes with many companies along each product line. The Company believes that price, quality and breadth of product offerings are among the leading competitive factors in selling air filtration products and systems.

     INDUSTRIAL REFRIGERATION GROUP. Competition in the global industrial refrigeration and freezer business is fragmented. The Company believes that price, quality and a wide range of products are significant competitive factors in selling industrial refrigeration and freezer products.

RESEARCH AND DEVELOPMENT

     The Company's research and development programs are involved in creating new products, enhancing and redesigning existing equipment and systems to reduce manufacturing costs and increasing product efficiency. The Company spent approximately $8.2 million, $4.3 million, and $5.5 million during the 12 months ended June 30, 1996 the six months ended July 1, 1995 and the period May 2, 1994 to December 31, 1994, respectively for research and development.

     A significant focus of the Company's research and development efforts since 1988 has been to develop its single screw compressors chiller equipment. The Company introduced its first single screw chiller product in 1994 and it continues to develop additional single screw chiller products that are planned to be introduced in 1997. The Company expects to accelerate the development of other single screw chiller products through its acquisition of J&E Hall which has been marketing single screw products since 1978. Additional recent product initiatives include: (i) self-cleaning filters for gas turbines, (ii) self-cleaning filters for dust control, (iii) permanent electro-static residential furnace filters and (iv) antimicrobial treated replacement filters that inhibit microbial indoor air contamination.

     The Company has developed and is now producing the next generation of air handlers which will be highly energy and sound efficient products available in either a galvanized steel or a space age polymer structural form. The Company expects these air handlers to meet the growing market for quiet, high quality air handlers.

PATENTS AND TRADEMARKS

     The Company holds numerous patents related to the design and use of its equipment and systems that are considered important to the overall conduct of its business. The Company's policy is to maintain patent protection for as many of its new products as possible. The Company believes that certain of its patents are important to distinguish the Company's equipment and systems from those of its competitors; however, the Company does not consider any particular patent, or any groups of related patents, essential to its operations. The Company believes that its rights in its patents are adequately protected.

     The Company owns several registered trademarks and operates under certain trade names that are important in the marketing of its products, including AmericanAirFilter-TM-, AAF-Registered Trademark-, McQuay-Registered Trademark-, BarryBlower-Registered Trademark-, HermanNelson-Registered Trademark-, Thermotank, Jackstone and Parafreeze. The Company believes that its rights to use tradenames and trademarks are adequately protected.

EMPLOYEES

     As of June 30, 1996 the Company employed approximately 6,200 full time employees worldwide, with approximately 3,900 persons employed in the United States and 2,300 employed internationally. The Company has a total of 19 labor union bargaining agreements, covering approximately 2,900 employees in the United States and Canada, of which eight agreements, covering 1,500 employees, will expire in fiscal year 1997. The Company currently believes that it will be able to obtain new labor agreements without interruption of work when these agreements expire. The Company considers its relations with its employees to be good.

ENVIRONMENTAL REGULATIONS

     Environmental laws that affect or could affect the Company's domestic operations include, among others, the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Occupational Safety and Health Act, the National Environmental Policy Act, the Toxic Substances Control Act, any regulations promulgated under these acts and various other federal, state and local laws and regulations governing environmental matters. The Company's foreign operations are also subject to various environmental statutes and regulations.

     Some of the refrigerants used in HVAC equipment manufactured by the Company are regulated under international agreements and domestic and foreign laws and regulations governing stratospheric ozone depleting chemicals.

     In 1987, the United States became a signatory to the Montreal Protocol. The Montreal Protocol has been amended several times since 1987, including in 1990 (the "London Amendments"), in 1992 (the "Copenhagen Amendments"), and in 1995. Over 100 countries are signatories to the Montreal Protocol and the London Amendments. More than 40 countries (including the United States) have also agreed to abide by the Montreal Protocol as amended by the Copenhagen Amendments.

     Under the Montreal Protocol, as amended, consumption (defined as production plus imports minus exports) of CFCs by participating industrialized companies is banned, with limited exceptions, as of January 1, 1996. Additionally, the Montreal Protocol places a cap on the consumption of HCFCs beginning on January 1, 1996 and mandates a gradual phaseout culminating in 2020, for participating industrialized countries, with a ten-year service tail exemption allowing industrialized countries to supply old equipment with HCFCs during this period. In addition, certain countries, not including the United States, declared during December 1995 that they would take all appropriate measures to limit the use of HCFCs as soon as possible.

     The federal Clean Air Act Amendments of 1990 establish minimum statutory timetables for the phaseout of consumption of ozone-depleting chemicals in the United States, and authorize the EPA to establish regulatory timetables which meet and exceed those set forth in the Montreal Protocol, as amended. Pursuant to that authority, the EPA has adopted regulations mandating, among other things and with limited exceptions, (a) a total ban on the consumption of CFCs by January 1, 1996 (b) a prohibition on the consumption of HCFC-142b and HCFC-22 (a refrigerant used in some equipment manufactured by the Company) for new equipment beginning on January 1, 2010, (c) a ban on consumption of HCFC-142b and HCFC-22 for use in old equipment beginning on January 1, 2020, and (d) a phaseout of other HCFCs commencing in 2015.

     The manner in which the other signatories to the Montreal Protocol implement its requirements and regulate ozone-depleting refrigerants could differ from the approach and timetables adopted in the United States.

     With respect to the ban on consumption of CFCs (which began January 1, 1996), the Company has redesigned its large cooling capacity central station system HVAC equipment to utilize hydrofluorocarbon-134a ("HFC-134a"), a non-chlorinated refrigerant that is believed to be harmless to the ozone layer and is not scheduled for elimination pursuant to the Montreal Protocol.

     Substantially all major manufacturers of HVAC products, including the Company, produce HVAC equipment for smaller cooling capacity applications that utilize HCFC-22. The Company (and its competitors) must develop substitute refrigerants for use in HVAC products that currently use HCFC-22 prior to the phaseout of HCFC-22. Presently, the EPA has identified several refrigerants that it considers acceptable HCFC-22 substitutes for certain uses applicable to some of the Company's products. The Company is utilizing one such substitute in some of its equipment sold in Europe and is evaluating redesigned equipment capable of utilizing other acceptable substitutes.

ITEM 2.  PROPERTIES

     A description of the Company's principal facilities with their approximate square feet of building space is summarized below. Unless otherwise specified below, the facilities are devoted to manufacturing:


LOCATION                SQUARE FEET     LEASED/OWNED     PRINCIPAL FUNCTION
- --------                -----------     ------------     ------------------

                          COMMERCIAL AIR CONDITIONING GROUP

Plymouth, Minnesota       166,000           Owned        Headquarters for the Commercial Air Conditioning Group;
                                                         research and development facility

Staunton, Virginia        665,000           Owned        Chiller products

Faribault, Minnesota      244,000           Owned        Applied air handling system products

Auburn, New York          417,000           Owned        Terminal air conditioning system products

Scottsboro, Alabama       270,000           Owned        Applied air handling system products

Fridley, Minnesota        116,000           Owned        Fan products

Cecchina, Italy           246,000           Owned        Chiller products

Pons, France              150,000           Owned        Applied air handling systems and terminal air
                                                         conditioning system products

Dayton, Ohio              100,000           Leased       Parts distribution

                          FILTRATION PRODUCTS GROUP

Louisville, Kentucky      157,000           Owned        Headquarters for global filtration products sales;
                                                         research and development facility

Louisville, Kentucky      167,000           Owned        Environmental products

Atlanta, Georgia          113,000           Leased       Replacement filters

Columbia, Missouri        60,000            Owned        Air filtration products

Hutchins, Texas           369,000           Owned        Replacement filters

Elizabethtown,
  Pennsylvania            110,000           Leased       Replacement filters

Fayetteville, Arkansas    175,000           Owned        Replacement filters

Los Angeles, California    70,000           Leased       Replacement filters

Lebanon, Indiana          153,000           Leased       Replacement filters

Boucherville, Quebec       62,000           Owned        Replacement filters

Brampton, Ontario          55,000           Leased       Distribution warehouse


LOCATION                SQUARE FEET     LEASED/OWNED     PRINCIPAL FUNCTION
- --------                -----------     ------------     ------------------
Cramlington, England      160,000           Owned        Applied air handling systems and environmental products

Linton, England            20,000           Owned        Replacement filters

Amsterdam,
  The Netherlands          16,000           Leased       Administrative Office

Emmen, The Netherlands    150,000           Leased       Replacement filters

Gasny, France             109,000           Owned        Environmental products

Ecoparc, France            48,000           Leased       Replacement filters

Vitoria, Spain             40,000           Owned        Environmental products

Singapore                  41,300           Owned        Replacement filters

                          INDUSTRIAL REFRIGERATION GROUP

Dartford, England         103,000           Owned        Headquarters for manufacturing of compressors, industrial
                                                         refrigeration packages and contact plate freezers

Thetford, England          30,000           Leased       Production of air-blast, automatic plate and cryogenic freezers

Derby, England             71,000           Leased       Spares distribution and compressor remanufacturing facility

Birkenhead, England         3,800           Owned        Compressor remanufacturing facility

Orpington, England         11,000           Leased       Insulated cabinets and doors




     The Company's corporate headquarters is located in Baltimore, Maryland and occupies approximately 4,200 square feet of leased space. The Company also leases numerous facilities worldwide for use as sales and service offices, regional warehouses and distribution centers.


     Substantially all of the Company's property is subject to encumbrances. See Footnote 5 to the Consolidated Financial Statements and the Notes thereto.

ITEM 3. LEGAL PROCEEDINGS

     ENVIRONMENTAL PROCEEDINGS.

     CERCLA and other federal, state, local and foreign acts may subject the Company to liability for the release of pollutants into the environment. CERCLA imposes liability for the cleanup of releases of hazardous substances from a facility on four classes of persons: the current owner and operator of the facility, the owner and operator at the time the hazardous substances were disposed of at the facility, waste generators that sent their wastes to the facility, and transporters of waste who selected the facility as a disposal site. Liability under various environmental statutes, including CERCLA, may be imposed jointly and severally and regardless of fault.

     CERCLA imposes potential liability on the Company for remediating contamination arising from the Company's past and present operations and from former operations by other entities at sites later acquired and now owned by the Company. Many of the Company's facilities have operated for many years, and substances which are or might be considered hazardous were generated, used, and disposed of at some locations, which will require remediation. The Company has been, and in the future could be, held responsible for environmental liabilities resulting from former operations of other entities at facilities now owned by the Company. In addition, the Company has agreed to indemnify parties to whom it has sold facilities for certain environmental liabilities arising from acts occurring before the dates those facilities were transferred.

     It is possible that environmental liabilities in addition to those described below may arise in the future. The precise costs associated with such liabilities are difficult to predict at this time.

     In 1988, the California Department of Health Services issued a Remedial Action Order naming the Company and others as respondents in connection with soil and groundwater contamination in the vicinity of a manufacturing facility located in Visalia, California that had been owned and operated by the Company's predecessor, McQuay, Inc., from 1961 to 1973. The Company entered into a settlement agreement with the other respondents under which the Company, among other things, agreed to be solely responsible for the remaining cleanup of the site. As of June 30, 1996 the Company had incurred over $10 million in expenses including cleanup costs and attorney's fees. The Company currently estimates cleanup costs through fiscal year 2006 to be approximately $7.5 million, of which $1.2 million is expected to be incurred in fiscal year 1997 and $765,000 is expected to be incurred in fiscal year 1998. In addition, the Company settled a suit brought by the State of California seeking to recover the state's existing and future oversight costs for the cleanup at the Visalia site. The Company agreed to pay approximaely $375,000 of the state's existing oversight costs and to pay future costs estimated by the state to total $286,334 through 2005. The Company also has litigation pending against several of its insurers seeking coverage under various insurance policies with respect to the Visalia site. The Company has recovered approximately $11 million from a number of these insurance carriers. See Note 12 to the Consolidated Financial Statements.

     On April 20, 1989, the Company and the North Carolina Department of Environment, Health and Natural Resources ("DEHNR") entered into an Administrative Order of Consent (the "Order"), which related to the Company's former facility located in Wilmington, North Carolina. The Order was concerned with the remediation of two separate accidental spills of 1, 1, 1 trichloroethane which occurred at this facility on November 18, 1983, and on July 24, 1987. The Order provided that the area of residual contamination at the site is a hazardous waste management unit subject to closure requirements under the Resource Conservation & Recovery Act. This Order has been vacated and the Company is trying to negotiate a new agreement for cleanup with DEHNR. Pursuant to the terms of the sales agreement between the Company and the current owner of the site, the Company is obligated to undertake remediation of the site at its sole expense. The Company currently estimates that there will be additional costs of $6.6 million through fiscal year 2006, of which $1.1 million is expected to be incurred in fiscal year 1997 and $2.1 million is expected to be incurred in fiscal year 1998. The primary insurance carrier has paid the limits of its policy ($200,000). The Company is now in litigation with its excess insurer. The

Court recently granted the carrier summary judgment on the issue of coverage, and the Company filed a notice of appeal. See Note 12 to the Consolidated Financial Statements.

     In March 1994, contamination was found in wetlands, soil and groundwater at the Company's Scottsboro, Alabama manufacturing facility. The Company purchased the facility from Halstead Industries in 1984. The Alabama Department of Environmental Management has required investigation and cleanup. The Company made a claim for indemnification from Halstead Industries, which denied responsibility. The Company has filed suit against Halstead Industries. The Company currently estimates that there will be additional costs of $15.6 million through 2006, of which $4.5 million is expected to be incurred in fiscal year 1997 and $2.8 million is expected to be incurred in fiscal year 1998.

     The Company has discovered contaminants in the soil and/or groundwater at certain of its other manufacturing facilities. Based upon preliminary estimates prepared by the Company's environmental consultants, the Company currently estimates that there will be additional costs at these sites of $7.2 million through 2006.

     Based on preliminary estimates prepared by the Company's environmental consultants, the Company currently estimates that expenditures for remediation of all sites described above will be in the aggregate approximately $8.9 million, $6.6 million and $8.4 million in fiscal years 1997, 1998 and 1999, respectively.

     Along with multiple other parties, the Company has been identified as a potentially responsible party under CERCLA and analogous state laws at numerous other sites, usually as a generator of wastes which were disposed of at the site. While CERCLA imposes joint and several liability on responsible parties, liability at each site is likely to be apportioned among such parties. However, the Company does not believe that its potential liability at these sites will have a material adverse effect on the Company's financial condition or results of operations.

     IRS AUDIT.

     The Internal Revenue Service (the "IRS") is currently conducting an examination of the Company's Federal income tax returns for its fiscal years ended 1987, 1988, 1989, and 1990 and has raised various issues with respect to certain positions taken by the Company on those returns. The IRS has issued a revenue agent's report asserting a proposed tax deficiency and the amount of the proposed deficiency may exceed the amount the Company provided for the resolution of the tax examination in its financial statements. However, the Company intends to contest vigorously any proposed deficiency. Moreover, the Company believes, after having discussed with its tax counsel and advisors the issues raised by the IRS, that the Company has made adequate provision in respect of any additional tax liability that the Company may ultimately incur. See Note 12 to Consolidated Financial Statements.

     In March 1995, the Internal Revenue Service opened an examination of the Predecessor Company's tax returns for the years ending in 1991, 1992, 1993 and 1994. Other than issues originating in earlier years which would also affect these years, there have been no material adjustments proposed during this examination

     INDEMNIFICATION.

     Under the terms of the stock purchase agreement with OYL, prior owners of the Company provided certain indemnifications to the Company, including an indemnification for certain tax and environmental matters. The indemnification is available for aggregate claims (net of recoveries) over $5.8 million and subject to a ceiling of $18.0 million over the initial $5.8 million deductible. Claims for indemnified losses can be made for up to five years after the acquisition date of May 2, 1994.

     MISCELLANEOUS.

     The Company is involved in various other lawsuits arising out of the conduct of its business. The Company believes that the outcome of any such pending claims or proceedings will not have a material adverse effect upon its business or financial condition. The Company maintains various insurance policies regarding many of such matters, including general liability and property damage insurance, as well as product liability, workers' compensation and other policies, which it believes provide adequate coverage for its operations. Insurance coverage for environmental liabilities is not generally available at the present time, and the Company does not currently intend to obtain such coverage now or in the future.

                                    PART II

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected consolidated historical and pro forma financial data of the Company (i) prior to the OYL Acquisition (the "Predecessor Company"), for the fiscal years ended December 31, 1991, 1992 and 1993 and for the period from January 2 to May 1, 1994; (ii) after the OYL Acquisition (the "Successor Company") for the period from May 2 to December 31, 1994, the six months ended July 1, 1995, and the fiscal year ended June 30, 1996 and (iii) on a combined pro forma basis for the year ended December 31, 1994 to reflect the OYL Acquisition as if it had occurred on January 1, 1994. The pro forma data may not be indicative of the results that actually would have occurred if the OYL Acquisition had been effected on January 1, 1994. In 1995 the Company changed its fiscal year end from the Saturday closest to December 31 to the Saturday closest to June 30 to coincide with OYL's fiscal year. For clarity of presentation in the consolidated financial statements, all full fiscal years are shown to begin on January 1 and end on December 31, or to begin on July 1 and end on June 30. For the periods presented on a basis other than a full fiscal year, actual period end dates are used.

     The table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and the related Notes included herein.

SELECTED FINANCIAL DATA


                                                                                  Combined
                                              Predecessor                        Pro Forma(f)               Successor
                         ------------------------------------------------------  ------------ ------------------------------------
                                                                   Period from                Period from  Six months
                          Year Ended    Year Ended    Year Ended   January 2 to   Year Ended    May 2 to    Ended (g)   Year Ended
                         December 31,  December 31,  December 31,     May 1,     December 31, December 31,   July 1,     June 30,
                             1991         1992           1993          1994          1994         1994        1995         1996
                         ------------  ------------  ------------  ------------  ------------ ------------ -----------  ----------
                                                                (dollars in thousands)


INCOME STATEMENT DATA:

  Net sales............  $ 835,174     $ 749,448     $ 705,496     $ 232,484     $ 717,165    $ 484,681    $ 428,510   $ 901,395
  Cost of sales........    580,014       535,144       498,640       169,357       512,831      344,120      303,699     645,149
                         ------------  ------------  ------------  ------------  ------------ ------------ ----------- ----------
  Gross profit.........    255,160       214,304       206,856        63,127       204,334      140,561      124,811     256,246
  Operating expenses...    209,148       184,471       203,344        72,777       183,003      116,320      101,535     199,550
                         ------------  ------------  ------------  ------------  ------------ ------------ ----------- ----------
  Operating income
   (loss)..............     46,012        29,833         3,512        (9,650)       21,331       24,241       23,276      56,696
  Interest expense, net     47,477        42,314        41,785        13,723        27,819       16,192       11,671      24,957
  Other (income)
   expense, net........    (18,200)(b)    (6,020)(c)     3,112         1,458         1,196          (30)      (1,442)     (3,219)
                         ------------  ------------  ------------  ------------  ------------ ------------ ----------- ----------
  Income (loss) before
   income taxes,
   extraordinary item
   and cumulative
   effect of accounting
   changes.............     16,735        (6,461)      (41,385)      (24,831)       (7,684)       8,079       13,047      34,958
  Income taxes(a)......     12,421         6,485         4,444           324         4,196        6,834        6,755      18,423
                         ------------  ------------  ------------  ------------  ------------ ------------ ----------- ----------
  Income (loss) before,
   extraordinary item
   and cumulative effect
   of accounting changes.    4,314       (12,946)      (45,829)      (25,155)      (11,880)       1,245        6,292      16,535
  Extraordinary item.....       --            --            --            --            --           --           --      (1,635)(h)
  Cumulative effect of
   accounting changes..         --        (4,866)(d)      (971)(e)        --            --           --           --          --
                         ------------  ------------  ------------  ------------  ------------ ------------ ----------- ----------
  Net income (loss)....  $   4,314     $ (17,812)    $ (46,800)    $ (25,155)    $ (11,880)   $   1,245    $   6,292   $  14,900
                         ------------  ------------  ------------  ------------  ------------ ------------ ----------- ----------
                         ------------  ------------  ------------  ------------  ------------ ------------ ----------- ----------

BALANCE SHEET DATA (end of period):
  Working capital......  $  83,084     $  65,110     $  58,384     $  58,008           N/A    $  30,496    $  43,558   $  92,613
  Total assets.........    516,854       466,295       427,124       435,513           N/A      679,897      731,328     806,954
  Total debt...........    304,486       302,195       290,843       299,986           N/A      260,553      270,728     302,907
  Stockholder's
   equity (deficit)....     13,111        (9,133)      (60,749)      (73,209)          N/A      172,413      188,828     199,283
OTHER DATA:
  EBITDA(i)............   $ 87,460     $  57,179     $  21,982     $  (4,910)    $  43,314    $  39,012    $  38,269   $  85,724
  Adjusted EBITDA(1)...     65,660        57,179        57,160        (4,910)       43,314       39,012       38,269      85,724
  Adjusted EBITDA
   margin..............        7.9%          7.6%          8.1%           --(j)        6.0%         8.0%         8.9%        9.5%
  Depreciation and
   amortization........   $ 23,248     $  21,326     $  21,582     $   6,198     $  23,179    $  14,741    $  13,551   $  25,809
  Capital expenditures.     11,380        17,730         8,745         1,821        10,275        8,454        5,697      14,765
  Net cash provided by (used in):
    Operating
     activities.......       6,191       (5,982)        15,252       (17,056)          N/A       (5,542)      (8,488)     27,962
    Investing
     activities.......      64,614      (17,730)        (8,745)       (1,821)          N/A       (8,454)      (5,697)    (49,668)
    Financing
     activities.......     (50,923)      (5,067)       (10,381)       20,065           N/A        8,081       20,492      27,075

                 FOOTNOTES TO TABLE OF SELECTED FINANCIAL DATA

(a) The Predecessor Company was taxed as an "S" corporation under the Internal Revenue Code. Thus the Predecessor Company's income (loss) was included in the taxable income (loss) reported by its stockholders and the Company incurred no U.S. Federal income tax expense (benefit) and did not recognize certain state income tax expense (benefit). The Predecessor Company's subsidiaries (with the exception of AAF-McQuay Holdings, Inc.) were not "S" corporations and thus incurred income tax expense (benefit) with respect to their taxable income (loss). The Predecessor Company historically paid dividends or otherwise distributed amounts to its stockholders to pay taxes owed as a result of the Predecessor Company's "S" corporation status. Substantially all of the cash dividends were for the payment of such taxes. Effective with the OYL Acquisition, the Company terminated its "S" corporation status and thereafter computed its income tax expense (benefit) with respect to the Company's consolidated income (loss).

(b) In June 1991, the Company sold substantially all of the net operating assets of its residential heating and air conditioning business which encompassed the Dealer Products Group ("DPG") and recorded $18.4 million gain on this sale. The gain is included in other income. DPG generated $74.4 million in revenue and $3.4 million in income from operations from January 1, 1991 to the sale date.

(c) Other income for the year ended December 31, 1992 primarily reflects the receipt of a cash settlement, net of directly related legal expenses, resulting from an agreement settling a lawsuit.

(d) In December 1990, the FASB issued SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This statement requires postretirement benefits other than pensions, principally health care benefits, to be recognized ratably over employee service periods. The Predecessor Company's practice was to recognize postretirement benefits other than pensions on a cash basis. Effective at the beginning of the fiscal year ended December 31, 1992 the Predecessor Company adopted this new accounting standard for both domestic and foreign plans and recognized the transitional obligation of approximately $4.9 million (net of tax benefits of $340,000). Postretirement benefit costs were not restated for prior periods.

(e) In February 1992, the FASB issued SFAS No. 109, "Accounting for Income Taxes." This statement was adopted by the Predecessor Company for the year ended December 31, 1993 thereby changing its method of accounting for income taxes from the deferred method to the liability method, which resulted in a cumulative effect charge of $1.0 million primarily related to deferred taxes in foreign countries.

(f) Pro forma to reflect the OYL Acquisition as if it had occurred on January 1, 1994.

     The following is a reconciliation of the combined historical net loss of the Predecessor Company from January 2, 1994 to May 1, 1994 and the Company from May 2, 1994 to December 31, 1994 to the pro forma net loss for the period ended December 31, 1994: (dollars in thousands)

    Historical combined net loss....................................  $(23,910)

    Decrease in interest expense, reflecting the adjustment of the annual interest rate of the 14.25% Senior Subordinated
     Debentures acquired to a fair market interest rate of 11.0%....     2,417

    Increase in interest expense, reflecting interest on the $11.5 million 6% promissory note issued to the owner of the
     Predecessor Company............................................      (225)

    Increase in amortization expense due to an increase in the cost in excess of net assets acquired and other identifiable
     intangibles....................................................    (2,607)

    Decrease in selling, general and administrative expenses
     relating to Predecessor Company equity participation
     compensation arrangements (described below)....................     8,848

    Decrease in depreciation expense due to change in valuation and
     useful life of property, plant and equipment...................       635

    Decrease in income taxes to reflect the effect of computing
    the tax provision on the pro forma combined pretax loss.........     2,962
                                                                      ---------
    Pro forma net loss.............................................   $(11,880)
                                                                      ---------
                                                                      ---------

     As more fully described in Note 10 to the Consolidated Financial Statements, the Predecessor Company recorded compensation charges in the period ending May 1, 1994 totaling $8.8 million ($2.2 million for employment agreements, $0.7 million for stock options and $5.9 million for warrants). These charges were triggered based upon a change in control or sale of the Predecessor Company; and therefore, are directly attributable to the OYL Acquisition. The related agreements terminated with the OYL Acquisition.

(g) During 1995, the Company changed the reporting of its fiscal year end from the Saturday closest to December 31 to the Saturday closest to June 30. Through December 31, 1994 certain foreign subsidiaries reported on fiscal periods which ended one month prior to the Company's or Predecessor Company's period-end. During the six month period ended July 1, 1995, the closing date for the foreign subsidiaries was changed to reflect the Company's current closing period. As a result, the July 1, 1995 financial statements include the financial results of these foreign subsidiaries from December 1, 1994 through July 1, 1995. The estimated impact on sales and operating income for the six month period ended July 1, 1995, was an increase in sales and operating income of $19.1 million and $0.7 million, respectively.

(h) During the year ended June 30, 1996 the Company completed the Refinancing. As part of the Refinancing the Company used some of the proceeds from the offering to repay long-term debt. As a result, the Company recorded an extraordinary item of $1.6 million ($2.7 million net of $1.1 million tax benefit) relating to unamortized debt issuance cost.

(i) EBITDA represents income (loss) before extraordinary item, cumulative effect of accounting change, interest expense, income tax expense, and depreciation and amortization. Adjusted EBITDA excludes: (i) $3.4 million in income from operations and $18.4 million from the gain on the disposal of DPG for the year ended December 31, 1991 and (ii) $35.2 million related to potential environmental liabilities for the period ended December 31, 1993. The Company has included information concerning EBITDA and Adjusted EBITDA as it is relevant for debt covenant analysis and because it is used by certain investors as a measure of the Company's ability to service its debt. Neither EBITDA nor Adjusted EBITDA should be used as an alternative to, or be construed as more meaningful than, operating income or cash flow from operations as an indicator of the operating performance of the Company. A reconciliation of net income (loss) for each period presented is as follows:


                                                             Predecessor Company
                                                             -------------------
                                                                                         Period from
                                    Year Ended       Year Ended         Year Ended      January 2 to
                                   December 31,     December 31,       December 31,        May 1,
                                       1991             1992               1993             1994
                                   ------------     ------------       ------------     -------------
                                                             (dollars in thousands)
Net income (loss)..............      $ 4,314          $(17,812)         $(46,800)         $(25,155)
Interest.......................       47,477            42,314            41,785            13,723
Income taxes...................       12,421             6,485             4,444               324
Depreciation and amortization..       23,248            21,326            21,582             6,198
Cumulative effect of
  accounting change............           --             4,866               971                --
Operating (income) loss
  related to DPG...............       (3,400)               --                --                --
Gain on disposal of DPG........      (18,400)               --                --                --
Environmental charge...........           --                --            35,198                --
                                   ------------     ------------       ------------     -------------
  Adjusted EBITDA..............      $65,660           $57,179           $57,180          $ (4,910)
                                   ------------     ------------       ------------     -------------
                                   ------------     ------------       ------------     -------------


                                                       Successor Company
                                                       -----------------
                            Combined
                            Pro Forma             Period from          Six Months
                           Year Ended              May 2 to               Ended           Year Ended
                          December 31,            December 31,           July 1,            June 30,
                              1994                    1994                 1995               1996
                          ------------            ------------         -----------        -----------
                                                         (dollars in thousands)
Net income (loss)......    $(11,880)               $ 1,245               $ 6,292            $ 14,900
Interest...............      27,819                 16,192                11,671              24,957
Income taxes...........       4,196                  6,834                 6,755              18,423
Depreciation and
  amortization.........      23,179                 14,741                13,551              25,809
Extraordinary item,
  net of tax...........          --                     --                    --               1,635
                          ------------            ------------         -----------        -----------
    EBITDA.............     $43,314                $39,012               $38,269            $ 85,724
                          ------------            ------------         -----------        -----------
                          ------------            ------------         -----------        -----------

(j) For the period ended May 1, 1994 Adjusted EBITDA margin is not calculable due to a net deficiency of earnings before taxes, depreciation and amortization.

(k) During 1995, the Company changed the reporting of its fiscal year end from the Saturday closest to December 31 to the Saturday closest to June
     30. The consolidated statement of earnings and the consolidated statement of cash flows for the period from January 1, 1995 to July 1, 1995 are presented in the Consolidated Financial Statements. The combined pro forma results for the six months ended June 30, 1994 are: net sales of $343,850, cost of sales of $247,572, operating income of $2,688, interest expense of $16,736, other expense of $905, an income tax benefit of $1,954 and a pro forma net loss of $12,999. A description of the pro forma adjustments to reconcile the historical combined net loss to the pro forma net loss and the related amounts are presented in Note (f) above.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

BACKGROUND

     In 1994, O.Y.L. Industries Berhad ("OYL"), a publicly traded company and a member of the Hong Leong Group Malaysia ("Hong Leong"), one of Malaysia's leading manufacturers and exporters of commercial and industrial air conditioners, refrigerators, freezers and electrical components, purchased all the outstanding stock of the Company (then named SnyderGeneral
Corporation) for approximately $420 million, including the assumption of debt (the "OYL Acquisition"). As part of the funding, OYL made a cash investment of $170 million, applied both to purchase the prior owner's interest and to restructure the Company's debt. The Company was then renamed AAF-McQuay Inc. OYL is a subsidiary of Hume Industries Malaysia Berhad ("Hume"). Hume, like OYL, is a publicly traded Malaysian company controlled by Hong Leong. Mr.
Quek Leng Chan is Hong Leong's controlling shareholder.

     The Company is a leading worldwide manufacturer and marketer of commercial air conditioning and air filtration products and systems primarily for commercial, institutional and industrial customers. The Company believes that it is the leading global manufacturer of air filtration products for nonvehicular applications and is a major participant in the global commercial HVAC market. In addition, in December 1995, the Company entered the industrial refrigeration business through the acquisition of J&E Hall, the United Kingdom's leading integrated provider of industrial refrigeration and freezing equipment. The Company maintains production facilities in nine countries and its products are sold in over 80 countries. The Company believes that its geographic and product diversification makes it less susceptible to an economic downturn in any particular market or region.

     The Company believes its affiliation with Hong Leong, which has a significant Asian presence, substantially improves the Company's financial and operating flexibility, access to Asian markets and ability to expand its product lines through strategic acquisitions and increased focus on research and development. The Company also intends to accelerate expansion into other new markets outside Asia, such as Latin America, where demand for the Company's products is increasing and the markets remain fragmented. In addition, the Company is committed to expanding its product lines through research and development and pursuing strategic technology joint ventures and acquisitions. Consistent with this, the Company acquired an industrial refrigeration business which operates as J&E Hall. The acquisition of J&E Hall expands the Company's product offerings and also accelerates its development of the single screw compressors that both the Company and J&E Hall have been developing for several years. The Company believes that single screw chillers, rather than the twin screw chillers produced by a number of its competitors in the commercial HVAC and industrial refrigeration markets, provide certain competitive advantages, including improvements in efficiency and cost, lower service requirements and noise reduction. As customers are made aware of the advantages of the single screw chiller technology, and as a result of the Company's expanded product line, the Company expects to gain market share.

RESULTS OF OPERATIONS

     The periods prior to May 2, 1994 and periods after May 2, 1994 are not comparable because of the change in control resulting from the OYL Acquisition and related differences in the basis of accounting. The results of operations have been combined for the following periods to allow for the discussion and analysis of comparable periods: (i) January 2, 1994 to May 1, 1994 has been combined with the period from May 2, 1994 to December 31, 1994 ("Combined Pro Forma"); (ii) Six months ended July 1, 1995 has been combined with the unaudited six months ended December 31, 1995 ("Year ended December 31, 1995"); and (iii) the unaudited six months ended December 31, 1994 has been combined with the six months ended July 1, 1995 ("Comparable Period ended July 1, 1995"). In addition, the combined results of operations for the fiscal year ended December 31, 1994 have been prepared on a pro forma basis to reflect the OYL Acquisition, as if it had occurred on January 1, 1994. Refer to the notes to the "Selected Financial Data" for a discussion of these pro forma adjustments. The pro forma financial information set forth herein does not purport to represent what the Company's financial position or results of operations would actually have been had the OYL Acquisition occurred on January 1, 1994 or to project the Company's financial position or results of operations for any future date of period.

     The Company has not provided a discussion of its transition period (January 1, 1995 to July 1, 1995) as compared to the comparable period in the prior year. The Company believes that discussion of this period is not material since the six month period is included in what the Company believes is a more meaningful discussion comparing the operating results of the 12 month periods ended December 31, 1995 and July 1, 1995. The Company believes that the discussion and the analysis of the trends for the 12 month period comparisons would not be substantially different than a separate discussion of the six month periods and there were no significant events that have occurred during either 12 month period that would have significantly affected the results of either of the six month periods versus the corresponding 12 month period. The following should be read in conjunction with the "Selected Financial Data" and the Consolidated Financial Statements and the Notes thereto. In 1995, the Company changed its fiscal year end from the Saturday closest to December 31 to the Saturday closest to June 30 to coincide with OYL's fiscal year. For clairty of presentation in the consolidated financial statements, all full fiscal years are shown to begin on January 1 and end on December 31, or to begin on July 1 and end on June 30. For the periods presented on a basis other than a full fiscal year, actual period end dates are used.

     The following table sets forth the major components of the Predecessor Company's consolidated results of operations for the year ended December 31, 1993 the Combined Pro Forma consolidated results of operations of the Predecessor Company combined with the Successor Company's results of operations for the year ended December 31, 1994; the Successor Company's consolidated results of operations for the years ended December 31, 1995, July 1, 1995 and June 30, 1996 (dollars in thousands):

                                                     PREDECESSOR       COMBINED        SUCCESSOR
                                                       COMPANY         PRO FORMA        COMPANY        SUCCESSOR COMPANY
                                                     ------------------------------------------      ----------------------
                                                               YEAR ENDED DECEMBER 31,                 YEAR ENDED JUNE 30,
                                                     ------------------------------------------      ----------------------
                                                        1993             1994            1995          1995        1996
                                                     ----------        --------        --------      ---------   ----------
Net sales.........................................    $705,496         $717,165        $862,633       $801,825    $901,395
Cost of sales.....................................     498,640          512,831         616,582        568,957     645,149
                                                     ----------        --------        --------      ---------   ----------
Gross profit......................................     206,856          204,334         246,051        232,868     256,246
  Gross margin....................................        29.3%            28.5%           28.5%          29.0%       28.4%

SG&A expenses.....................................    $195,045         $169,895        $184,192       $177,125    $186,072
Amortization expense..............................       8,299           13,108          14,151         13,823      13,478
                                                     ----------        --------        --------      ---------   ----------
Operating income..................................       3,512           21,331          47,708         41,920      56,696
  Operating margin................................         0.5%             3.0%            5.5%           5.2%        6.3%

Interest expense, net.............................     $41,785          $27,819         $23,520        $22,753     $24,957
Other (income) expense, net.......................       3,112            1,196          (3,369)        (1,152)     (3,219)
                                                     ----------        --------        --------      ---------   ----------
Income (loss) before taxes, extraordinary item
 and cumulative effect of accounting change.......     (41,385)          (7,684)         27,557         20,319      34,958
Income taxes......................................       4,444            4,196          14,844         12,906      18,423
                                                     ----------        --------        --------      ---------   ----------
Income (loss) before extraordinary item and
 cumulative effect of accounting change...........     (45,829)         (11,880)         12,713          7,413      16,535
Extraordinary item, net of tax....................          --               --              --             --      (1,635)
Cumulative effect of accounting change............        (971)              --              --             --          --
                                                     ----------        --------        --------      ---------   ----------
Net income (loss).................................    $(46,800)        $(11,880)        $12,713         $7,413     $14,900
                                                     ----------        --------        --------      ---------   ----------

BUSINESS SEGMENTS

     The following table summarizes the Company's consolidated results of operations by business segment and geographic region. The United States portion of sales and operating income (loss) is derived from sales in the United States and export sales from the United States. The international portion of sales and operating income (loss) is generated by sales in the rest of the world, primarily in Europe. (dollars in thousands)


                                                     Predecessor       Combined        Successor
                                                       Company         Pro Forma        Company        Successor Company
                                                     ------------------------------------------      ----------------------
                                                               Year Ended December 31,                 Year Ended June 30,
                                                     ------------------------------------------      ----------------------
                                                        1993             1994            1995          1995        1996
                                                     ----------        --------        --------      ---------   ----------
SEGMENT DATA
NET SALES
Commercial Air Conditioning......................      $403,077        $417,667        $511,907       $465,232    $526,164
Filtration Products..............................       303,897         301,024         347,328        338,207     341,707
Eliminations/Industrial Refrigeration............        (1,478)         (1,526)          3,398         (1,614)     33,524
                                                       --------        --------        --------      ---------   ----------
  Total..........................................      $705,496        $717,165        $862,633       $801,825    $901,395
                                                       --------        --------        --------      ---------   ----------
                                                       --------        --------        --------      ---------   ----------
OPERATING INCOME (LOSS)
Commercial Air Conditioning......................      $(13,008)       $  3,204        $ 22,286       $ 14,857    $ 29,929
Filtration Products..............................        17,955          18,127          25,425         27,110      28,664
Corporate/Industrial Refrigeration...............        (1,435)             --              (3)           (47)     (1,897)
                                                       --------        --------        --------      ---------   ----------
  Total..........................................      $  3,512        $ 21,331        $ 47,708       $ 41,920    $ 56,696
                                                       --------        --------        --------      ---------   ----------
                                                       --------        --------        --------      ---------   ----------

OPERATING INCOME (LOSS) EXCLUDING AMORTIZATION,
 AND THE 1993 ENVIRONMENTAL CHARGE
Commercial Air Conditioning......................      $ 22,595        $ 10,767        $ 29,798      $ 22,272     $ 36,501
Filtration Products..............................        25,849          23,672          32,045        33,494       34,875
Corporate/Industrial Refrigeration...............        (1,435)             --              16           (23)      (1,202)
                                                       --------        --------        --------      ---------   ----------
  Total..........................................      $ 47,009        $ 34,439        $ 61,859      $ 55,743     $ 70,174
                                                       --------        --------        --------      ---------   ----------
                                                       --------        --------        --------      ---------   ----------
GEOGRAPHIC DATA
NET SALES
U.S..............................................      $428,906        $466,534        $533,640       $517,535    $559,505
International....................................       276,590         250,631         328,993        284,290     341,890
                                                       --------        --------        --------      ---------   ----------
  Total..........................................      $705,496        $717,165        $862,633       $801,825    $901,395
                                                       --------        --------        --------      ---------   ----------
                                                       --------        --------        --------      ---------   ----------

OPERATING INCOME (LOSS)
U.S.............................................       $ (3,000)       $ 28,217        $ 38,180       $ 38,730    $ 45,142
International...................................         16,246           6,222          23,679         17,560      27,414
Corporate and amortization......................         (9,734)        (13,108)        (14,151)       (14,370)    (15,860)
                                                       --------        --------        --------      ---------   ----------
  Total.........................................       $  3,512        $ 21,331        $ 47,708       $ 41,920    $ 56,696
                                                       --------        --------        --------      ---------   ----------
                                                       --------        --------        --------      ---------   ----------


1996 COMPARED TO COMPARABLE PERIOD 1995

CONSOLIDATED

     NET SALES. Consolidated net sales, including the acquisition of J&E Hall, were $901.4 million for the fiscal year ended June 30, 1996 an increase of $99.6 million, or 12.4%, from $801.8 million in the Comparable Period ended July 1, 1995. International sales increased $57.6 million and domestic sales increased by $42.0 million.

     OPERATING INCOME. Consolidated operating income was $56.7 million or 6.3% of net sales for the fiscal year ended June 30, 1996 an increase of $14.8 million from $41.9 million or 5.2% of net sales for the Comparable Period ended July 1, 1995.

     During the Comparable Period ended July 1, 1995, the closing date for certain foreign subsidiaries was changed to reflect the Company's current period. Prior to this, certain foreign subsidiaries reported on fiscal periods which ended one month prior (the "Lag Month") to the Company's period end. As a result, the financial statements, for the Comparable Period ended July 1, 1995, include the Lag Month, or a 13th month, of these foreign subsidiaries. Management will discuss the financial results excluding the Lag Month in order to improve comparability. The following table summarizes the Company's net sales, and operating income, excluding amortization, adjusted for the Lag Month, by business segment.

                                   Year Ended      Year Ended
                                    July 1,          June 30,
                                      1995             1996
                                   ----------      -----------
                                     (dollars in thousands)
NET SALES
Commercial Air Conditioning.....     $457,958         $526,164
Filtration Products.............      326,380          341,707
Industrial Refrigeration........           --           40,763
Lag Month.......................       19,101               --
Eliminations....................       (1,614)          (7,239)
                                   ----------      -----------
Total...........................     $801,825         $901,395
                                   ----------      -----------
                                   ----------      -----------

OPERATING INCOME EXCLUDING AMORTIZATION
Commercial Air Conditioning.....      $22,518          $36,501
Filtration Products.............       32,608           34,875
Industrial Refrigeration........           --              687
Lag Month.......................          640               --
Other...........................          (23)          (1,889)
                                   ----------      -----------
Total...........................      $55,743          $70,174
                                   ----------      -----------
                                   ----------      -----------

COMMERCIAL AIR CONDITIONING GROUP

     NET SALES. Net sales were $526.2 million in fiscal year 1996, an increase of $68.2 million, or 14.9%, from $458.0 million for the Comparable Period ended July 1, 1995. North American sales, for the 1996 fiscal year, increased 9.6% over Comparable Period ended July 1, 1995. This increase was primarily the result of increased Chiller Product sales due to the acceptance of new products utilizing the single screw technology plus increased exports to Asia and Latin America. The growth in exports is the result of strategic alliances and marketing strategies aimed at gaining market share in these areas. International sales, for the fiscal year ended June 30, 1996 increased 35.5% over the Comparable Period ended July 1, 1995; substantially due to increases in Italy, the United Kingdom, and France.
These increases were the result of several factors including the completion of a large one-time contract in the United Kingdom, the introduction of a new product in Italy and an increase in exports sales from operations in France.

    OPERATING INCOME EXCLUDING AMORTIZATION. Operating income excluding amortization was $36.5 million in fiscal year 1996, an increase of $14.0 million from $22.5 million for the Comparable Period ended July 1, 1995. Operating income excluding amortization as a percent of sales increased from 4.9% to 6.9%. Gross margins decreased to 25.7% from 26.2% as a percentage of sales for the fiscal year and Comparable Period ended June 30, 1996 and July 1, 1995, respectively. The decline in margin is primarily due to U.S. operations which declined as a result of competitive price pressures and production start-up cost for a new product. The decline in domestic gross margin was slightly offset by increased margin rates for international operations. Selling, General & Administrative expense ("SG&A") excluding amortization as a percentage of sales decreased 2.5 percentage points in fiscal year 1996 from the Comparable Period ended July 1, 1995. This decrease was due to cost containment actions, the realization of cost saving strategies implemented by the Company during the prior year and increased volume levels.

FILTRATION PRODUCTS GROUP

     NET SALES. Net sales were $341.7 million in fiscal 1996, an increase of $15.3 million, or 4.7%, from $326.4 million for the Comparable Period ended July 1, 1995. Sales from U.S. operations, for the fiscal year ended June 30, 1996 increased 7.0% over the Comparable Period ended July 1, 1995. This increase was primarily the result of increased market share for Machinery Filtration & Acoustic Systems ("MFAS") and overall market growth in Air Filtration Product markets for commercial and retail use. International sales, for the 1996 fiscal year, increased 2.1% from the 1995 Comparable Period. International sales gains from market share increases for MFAS were partially offset by declines in Air Filtration and

Environmental products sales in Europe and Mexico. The effect of foreign currency exchange rates, deteriorated net sales by approximately $1.2 million, almost exclusively from the devaluation of the Mexican Peso.

     OPERATING INCOME EXCLUDING AMORTIZATION. Operating income excluding amortization was $34.9 million in fiscal year 1996, an increase of $2.3 million from $32.6 million for the Comparable Period ended July 1, 1995. Operating income excluding amortization as a percent of sales increased from 10.0% to 10.2%. Gross margins increased to 33.3% from 33.1% as a percentage of sales for the fiscal year and Comparable Period ended June 30, 1996 and July 1, 1995, respectively. Margin rates for domestic operations decreased
1.0 percentage point due to increased competition across most product lines which was partially offset by production efficiencies. International margin rates increased approximately 1.5 percentage point primarily the result of increased MFAS sales across Europe. SG&A excluding amortization remained relatively flat as a percentage of sales for the fiscal year 1996 as compared to the Comparable Period ended July 1, 1995.

FINANCIAL REVIEW

     Interest expense was $25.0 million for the fiscal year ended June 30, 1996 versus $22.8 million for the Comparable Period ended July 1, 1995. The increase was primarily attributable to an increase in borrowing to fund the
acquisition of J&E Hall.   Amortization expense was $13.5 million for the
fiscal year ended June 30,1996 versus $13.8 million for the Comparable Period ended July 1, 1995. Effective April 1, 1996 the Company changed its estimated useful life of goodwill from 25 to 40 years. The effect of this change in estimate on amortization expense recognized for the 1996 fiscal year was a decrease of approximately $.8 million. Other income of $3.2 million for the year ended June 30, 1996 and $1.2 million for the Comparable Period ended July 1, 1995 consists primarily of foreign currency transaction gains, gains from an insurance settlement and sale of a product line, and income from equity affiliates.

     Income tax expense was $18.4 million and the effective tax rate was 52.7% for the fiscal year ended June 30, 1996 compared to income tax expense of $12.9 million and an effective tax rate of 63.5% for the Comparable Period ended July 1, 1995. The effective income tax rate was substantially higher than the U.S. federal statutory rate primarily due to nondeductible goodwill amortization and foreign tax credits not utilized. The reduction in the effective rate was primarily attributable to diminished impact of nondeductible goodwill amortization.

1995 COMPARED TO PRO FORMA 1994

                                                Combined          Successor
                                                Pro Forma          Company
                                               Year Ended        Year Ended
                                              December 31,       December 31,
                                                  1994              1995
                                              ------------       ------------
                                                    (dollars in thousands)
NET SALES
Commercial Air Conditioning................     $417,667           $511,907
Filtration Products........................      301,024            347,328
Eliminations/Industrial Refrigeration......       (1,526)             3,398
                                              ------------       ------------
  Total....................................     $717,165           $862,633
                                              ------------       ------------
                                              ------------       ------------
OPERATING INCOME EXCLUDING AMORTIZATION
Commercial Air Conditioning................      $10,767            $29,798
Filtration Products........................       23,672             32,045
Other/Industrial Refrigeration.............           --                 16
                                              ------------       ------------
  Total....................................      $34,439            $61,859
                                              ------------       ------------
                                              ------------       ------------

CONSOLIDATED

     Through December 31, 1994 certain foreign subsidiaries reported on fiscal periods which ended one month prior to the Company's or the Predecessor Company's period-end. During the year ended December 31, 1995, the closing date for the foreign subsidiaries was changed to reflect the Company's current closing period. As a result, the year ended December 31, 1995 includes the financial results of these foreign subsidiaries from December 1, 1994 through December 31, 1995. The estimated impact on net sales and operating income was increases in the 1995 period of $11.8 million and $0.9 million, respectively, for Filtration Products and $7.3 million and $(0.2) million for Commercial Air Conditioning, respectively.

     NET SALES. Consolidated net sales were $862.6 million for the year ended December 31, 1995, an increase of $145.5 million, or 20.3%, from $717.2 million in the comparable pro forma 1994 period. Commercial Air Conditioning net sales increased 22.6% to $511.9 million and Filtration Products sales increased 15.4% to $347.3 million.

     OPERATING INCOME. Consolidated operating income was $47.7 million or 5.5% of net sales in the year ended December 31, 1995, an increase of $26.4 million from $21.3 million or 3.0% of net sales in the comparable pro forma 1994 period.

COMMERCIAL AIR CONDITIONING GROUP

     NET SALES. Net sales were $511.9 million in 1995, an increase of $94.2 million, or 22.6%, from $417.7 million in 1994. In North America, sales increased 9.1% due to market growth of approximately 5% in new U.S. nonresidential construction and an increase in demand of 23.4% for chillers resulting from increased replacement and retrofit activity. International revenues increased 73.2%, primarily due to the continued recovery of the European economy and an approximate 8.0% appreciation of the French Franc during the 1995 period. In addition, a portion of the increase in net sales was attributable to the extra month of operations of certain foreign subsidiaries included in the 1995 period as discussed above. Revenue increased in Italy by 103.8%, in the United Kingdom by 95.1%, and in France by 41.9%.

     OPERATING INCOME EXCLUDING AMORTIZATION. Operating income excluding amortization was $29.8 million in 1995, an increase of $19.0 million from $10.8 million in 1994. Operating income excluding amortization as a percent of sales increased from 2.6% to 5.8%. Gross margins held constant at 25.7%. During 1994 and 1995, the Company implemented cost saving programs which resulted in estimated savings of $6.0 million in 1995. These estimated cost savings are primarily reflected in the gross margin, with a small component impacting SG&A expenses. The favorable impact on margins due to cost savings was offset by lower price levels and approximately $2.0 million in increased copper material prices. SG&A as a percent of sales decreased from 23.1% in 1994 to 19.9% in 1995 primarily due to higher sales levels and a reduction of $0.7 million in bad debt expense.

FILTRATION PRODUCTS GROUP

    NET SALES. Net sales were $347.3 million for the year ended December 31, 1995, an increase of $46.3 million, or 15.4%, from $301.0 million in the comparable pro forma 1994 period. The Company's international operations contributed the majority of the improvement with a sales increase of $26.8 million, or 18.0%, to $175.6 million. A portion of this increase was attributable to the extra month of operations of certain foreign subsidiaries included in the 1995 period as discussed above. In addition, some of this increase is attributable to the recovery of certain European economies and the weakening of the U.S. dollar largely due to the appreciation of the French Franc and the Dutch Gilder during the 1995 period. This impact of fluctuations of exchange rates versus the U.S. dollar increased international net sales by approximately $4.5 million in 1995 on a comparable basis with the pro forma 1994 period. The Company's Latin America net sales decreased by $3.1 million due almost entirely to the devaluation of the Mexican peso during the 1995 period.

     U.S. operations also contributed to the increase in sales with period over period growth of $19.5 million, or 12.8%, from $152.2 million in the pro forma 1994 period to $171.7 million in the 1995 period. U.S. sales grew largely due to overall market growth for filtration products consumed by commercial and industrial markets, products for retail sale, equipment used by turbine manufacturers and a $2.9 million increase in export sales to Asian industrial customers.

     OPERATING INCOME EXCLUDING AMORTIZATION. Operating income, excluding amortization, was $32.0 million for the year ended December 31, 1995, an increase of $8.4 million, or 35.4%, from $23.7 million in the comparable pro forma 1994 period. Operating income excluding amortization as a percent of sales increased from 7.9% to 9.2%, partially the result of gross margin improvements resulting from cost reduction programs implemented worldwide. Gross margins increased from 32.2% to 32.8% year over year, largely the result of headcount reductions in France and the United Kingdom as well as cost reductions for a number of air filter products manufactured in the United States. Restructuring actions in Europe taken in the last half of 1994 included workforce reductions in staff and manufacturing positions. Management believes that the 1994 restructuring actions and product cost reductions realized gross savings in 1995 product and SG&A costs of approximately
$7.0 million. The Company initiated other cost reduction programs in 1995 including a program to eliminate 46 sales offices as the Company moved towards a centralized customer service function at its headquarters and a "home office" concept for its sales force, commencement of relocation of the Zion, Illinois production facility and certain product reengineering that is expected to aid in reducing costs in future years. Total 1995 sales growth in Asian markets of $5.4 million, where higher gross profit margins are generally achievalbe, also improved Filtration Products Group gross margins.

     Further contributing to the improvement in operating income excluding amortization was a decline in SG&A expenses as a percentage of sales from 24.4% to 23.6%. The improvement in 1995 SG&A as a percentage of sales was attributable to the heightened focus on cost reduction since the OYL Acquisition and approximately $4.0 to $5.0 million of gross savings from the 1994 French and United Kingdom restructuring actions.

FINANCIAL REVIEW

     Interest expense was $23.5 million for the year ended December 31, 1995 versus $27.8 million for the pro forma 1994 period. The decrease was primarily attributable to higher debt levels in the first half of 1994 and the incremental effect of refinancing fixed rate debt with variable rate debt with a lower effective interest rate in July 1994. Amortization expense was $14.2 million for the year ended December 31, 1995 versus $13.1 million for the pro forma 1994 year. Other income of $3.4 million for the year ended December 31, 1995 and other expense of $1.2 million for the pro forma 1994 period consists primarily of foreign currency transaction gains of $2.3 million in 1995 versus foreign currency losses of $0.7 million in the pro forma 1994 period. The foreign currency gains in 1995 primarily relate to currency transaction gains in Mexico. In addition, the Company recorded a gain of approximately $0.7 million in 1995 from the sale of certain product rights discontinued in a foreign location.

     Income tax expense was $14.8 million and the effective tax rate was 53.9% for the year ended December 31, 1995 compared to income tax expense of $4.2 million, despite a pretax loss, for the pro forma 1994 period. The effective income tax rate was substantially higher than the U.S. federal statutory rate primarily due to nondeductible goodwill amortization, foreign tax rate differentials and foreign losses not benefited and U.S. taxes on foreign unrepatriated earnings.

PRO FORMA 1994 COMPARED TO 1993
                                               Predecessor        Combined
                                                 Company          Pro Forma
                                           -----------------  -----------------
                                              Year Ended        Year Ended
                                           December 31, 1993  December 31, 1994
                                           -----------------  -----------------
                                                  (dollars in thousands)
NET SALES
Commercial Air Conditioning..........        $403,077        $417,667
Filtration Products..................         303,897         301,024
Eliminations.........................          (1,478)         (1,526)
                                           -------------    -----------
  Total..............................        $705,496        $717,165
                                           -------------    -----------
                                           -------------    -----------

OPERATING INCOME EXCLUDING AMORTIZATION
  AND THE 1993 ENVIRONMENTAL CHARGE
Commercial Air Conditioning..........         $22,595         $10,767
Filtration Products..................          25,849          23,672
Corporate............................          (1,435)             --
                                           -------------    -----------
  Total..............................         $47,009         $34,439
                                           -------------    -----------
                                           -------------    -----------

CONSOLIDATED

     NET SALES. Consolidated net sales were $717.2 million in pro forma 1994, an increase of $11.7 million, or 1.7%, from $705.5 million in fiscal 1993. Commercial Air Conditioning sales increased 3.6% to $417.7 million and Filtration Products sales decreased 0.9% to $301.0 million.

     OPERATING INCOME. Consolidated operating income was $21.3 million in pro forma 1994, an increase of $17.8 million from $3.5 million in fiscal 1993. Operating income as a percent of sales was 3.0% of net sales in pro forma 1994 as compared to 0.5% of net sales in fiscal 1993. In 1993, the Predecessor Company recorded a special environmental charge of $35.2 million related to a change in its estimate of potential insurance claim recoveries and the estimated cost to remediate certain of its Commercial Air Conditioning sites. See Note 12 to the Consolidated Financial Statements. Excluding amortization and the 1993 environmental charge, operating income was $34.4 million or 4.8% of net sales for the pro forma year ended December 31, 1994 as compared to $47.0 million or 6.7% of net sales in 1993.

COMMERCIAL AIR CONDITIONING GROUP

     NET SALES. Net sales were $417.7 million in pro forma 1994, an increase of $14.6 million, or 3.6%, from $403.1 million in fiscal 1993. U.S. net sales increased 5.4% primarily as a result of continued improvement in the U.S. new construction market of approximately 10% and increases in chiller products of 37.6% driven mainly by increased demand to replace or retrofit existing equipment as part of the phaseout of CFC-based refrigerants. International sales were down 5.5% in total; sales were down 24.0% in France due to continued economic weakness, partially offset by gains of 25.7% in the United Kingdom and 13.5% in Italy.

     OPERATING INCOME EXCLUDING AMORTIZATION AND THE 1993 ENVIRONMENTAL CHARGE. Operating income excluding amortization and the 1993 environmental charge was $10.8 million in pro forma 1994, a decrease of $11.8 million, or 52.3%, from $22.6 million in fiscal 1993. Operating income excluding amortization as a percent of sales decreased from 5.6% to 2.6%. Gross margin decreased from 26.7% in 1993 to 25.6% in pro forma 1994 as total product costs increased at a faster rate than the Company's ability to push through price increases to the market. SG&A expenses as a percent of sales increased from 21.1% in 1993 to 23.1% in pro forma 1994, due to increased European bad debt expense of $0.8 million, increased warranty expense of $1.4 million partially due to new product introductions, an increase in marketing support of $1.8 million and increased information systems costs of $0.7 million. In addition, research and development expenditures increased $1.8 million as a result of management's continued focus on expanding the Company's technology base.

FILTRATION PRODUCTS GROUP

    NET SALES. Net sales were $301.0 million in pro forma 1994, a decrease of $2.9 million, or 0.9%, from $303.9 million in fiscal 1993. Filtration Products sales in the United States increased 23.3%, driven by a significant increase in replacement filter products sales. This increase was offset by a 30.2% decline in sales of Environmental Products due to decreased sales of machinery filtration and acoustical systems as demand from turbine manufacturers declined during 1994.

     The 6.5% decline in international sales was due to lower sales of large-scale air pollution control projects in Europe, attributable to a continuation of the decline in the European market for these long lead time products in 1993. This decrease was partially offset by an increase in sales of air filtration products in Europe and Latin America.

     OPERATING INCOME EXCLUDING AMORTIZATION. Operating income excluding amortization was $23.7 million in pro forma 1994, a decrease of $2.2 million, or 8.4%, from $25.8 million in fiscal 1993. Operating income excluding amortization as a percent of sales decreased from 8.5% to 7.9%. Gross margins decreased from 32.6% in 1993 to 32.3% in the pro forma 1994 period. SG&A expenses as a percentage of net sales increased from 24.1% in 1993 to 24.4% in the pro forma 1994 period due to reduced sales and stable SG&A spending during the first half of the year. Following the OYL Acquisition, management implemented a restructuring plan, to reduce product and SG&A expenses. The restructuring resulted in headcount reductions in the last half of 1994, largely in the Company's French and United Kingdom operations. Management estimates that the restructuring actions taken in Europe resulted in estimated cost savings of $7.0 million primarily in 1995.

FINANCIAL REVIEW

     Interest expense was $27.8 million for the pro forma year ended December 31, 1994 versus $41.8 million for fiscal year 1993. The decrease was primarily attributable to the Company refinancing the Predecessor Company's 14.25% Senior Subordinated Debentures at a substantially lower interest rate. Amortization expense increased to $13.1 million for the pro forma year ended December 31, 1994 from $8.3 million for fiscal year 1993 due to higher intangible balances and differing amortization lives. Other expense of $1.2 million for the pro forma year ended December 31, 1994 and $3.1 million for the year ended December 31, 1993 consists primarily of foreign currency transaction losses in certain European currencies of $0.7 million and $2.6 million, respectively.

     Income tax expense was $4.2 million for the pro forma year ended December 31, 1994 despite a loss before taxes. This unusual relationship occurred primarily as a result of nondeductible goodwill amortization, foreign tax rate differentials and foreign losses not benefited and U.S. taxes on foreign unrepatriated earnings. For the year ended
December 31, 1993 income tax expense was $4.4 million despite a loss before taxes; such income tax expense relates solely to foreign earnings because the Predecessor Company had selected "S" corporation status, and Federal, and certain state taxable income (loss) did not accrue to the Predecessor Company.

  LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $28.0 million for the year ended June 30,1996. Net cash used by investing activities consisted of capital expenditures of $14.8 million and cash used to acquire J&E Hall of $34.9 million. Net cash provided by financing activities was $27.1 million primarily comprised of $136.0 million in proceeds from the issuance of new long-term debt, $5.1 million in payments of debt issuance cost and the repayment of $0.9 million and $102.9 million in short and long term debt respectively. The financing activity during fiscal year 1996 was primarily the result of the Refinancing (See Note 7 to the Consolidated Financial Statements).

    The Refinancing consisted of $125 million of 8 7/8% Senior Notes - Due 2003, an $80 million trade receivables securitization facility and an Amended Credit Facility of $110.0 million. The Refinancing increased the Company's availability of short-term credit facilities, deferred debt amortization requirements and extended the average life of indebtedness. Management does not expect a material change in interest expense as result of the Refinancing.

     The Company has secured certain letter of credit facilities totaling $25 million that are supported by letters of credit from OYL, which were fully utilized at June 30, 1996 and July 1, 1995. The commitments made under these facilities expire in March 1997, but may be extended annually for successive one year periods with the consent of OYL and the banks providing the facilities.

     As payment for the acquisition of J&E Hall, now a wholly-owned subsidiary of the Company, J&E Hall borrowed $19.8 million of revolving debt supported by a letter of credit from OYL and the balance of the purchase price was funded by the Company drawing down $15.1 million under its Existing Credit Facility.

     Planned capital expenditures are approximately $20 million per year for the years ending June 30, 1997 and 1998.

     The ongoing costs of compliance with existing environmental laws and regulations and the estimated costs to clean up and monitor existing contaminated sites is not expected to have a material adverse effect on the Company's capital expenditures or financial position. See "Legal Proceedings" and Note 12 to the Consolidated Financial Statements.

     The Predecessor Company's U.S. federal income tax returns for the taxable years ending in 1987, 1988, 1989 and 1990 have been examined by the Internal Revenue Service. Adjustments to the taxable income for each of these years have been proposed. Portions of the resulting tax liabilities would be imposed directly on the Company or its subsidiaries, and the Company is obligated under the stock purchase agreement between OYL and the former owners of the Predecessor Company to make payments to the former owners of the Predecessor Company to compensate them for the remainder of the tax liabilities which would be imposed on them under Subchapter S of the Internal Revenue Code. That agreement also entitles the Company to payments from the former shareholders of the Predecessor Company of certain tax refunds or benefits which the former owners may realize. The Internal Revenue Service has also opened an examination of the Predecessor Company's tax returns for the years ending in 1991, 1992, 1993 and 1994. Other than issues originating in earlier years which would also affect these years, there have been no issues raised in this examination.

     As more fully described in the Notes to the Consolidated Financial Statements, the stock purchase agreement between OYL and the former owners of the Predecessor Company contains certain indemnifications related to specified contingencies related to environmental, income tax and litigation matters, including those described above. See "Certain Relationships and Related Transactions." Indemnified losses (net of recoveries) exceeding $5.8 million up to a maximum of $18.0 million are the obligation of the former owners. Amounts expended in excess of $5.8 million will first offset the $11.5 million promissory note owed to the former owners while additional amounts expended will be reimbursed by the former owners up to $6.5 million.

     The Company has manufacturing facilities and sells products in various countries around the world. As a result, the Company is exposed to movements in exchange rates of various currencies against the U.S. dollar. Management's response to currency movements vary (e.g. changes in pricing actions, changes in cost structures and changes in hedging strategy). Currently, the Company enters into short-term forward exchange contracts to hedge its exposure to currency fluctuations affecting certain foreign currency denominated trade payables and certain intercompany debt of its foreign subsidiaries. The Company will continue to report, from time to time, fluctuations in both earnings and equity due to foreign exchange movements since it is not cost-effective to establish a hedging strategy that eliminates all risks.

     In August 1996, the Company canceled the Securitization Program (see note
7) and increased the Revolving Credit portion of  the Bank Agreement from $35
million to $100 million. (the "August 1996 Amendment")   Trade accounts
receivable previously encumbered under the Securitization Program were consequently re-pledged under the Bank Agreement via the August 1996 Amendment. In addition, the interest rate premiums under the Bank Agreement were reduced to LIBOR + 1.375% or prime + 0.375%. The overall net impact on the Company's average interest rate did not change significantly. Additional borrowing capacity increased from a combined $50 million under the Revolver and Securitization at June 30, 1996 to approximately $63 million of borrowing availability under the Revolver after the August 1996 Amendment.

     Management believes, based upon current levels of operations and forecasted earnings, that cash flow from operations, together with borrowings under the Amended Credit Facility and the Receivables Facility, will be adequate to make payments of principal and interest on debt, to permit anticipated capital expenditures and to fund working capital requirements and other cash needs. Nevertheless, the Company will remain leveraged to a significant extent and its debt service obligations will continue to be substantial. If the Company's sources of funds were to fail to satisfy the Company's requirements, the Company may need to refinance its existing debt or obtain additional financing. There is no assurance that any such new financing alternatives would be available, and, in any case, such new financing (if available) would be expected to be more costly and burdensome than the debt agreements currently in place.

  SEASONALITY

The demand for certain replacement filter products, particularly residential filters, is seasonal in nature. Normally, sales of residential filters are relatively low in the winter and early spring with an increase in sales during the late spring, summer and fall months. Replacement air filter sales in the commercial and industrial markets are also higher during the spring and summer months, although these sales are driven primarily by maintenance cycles.
Sales of some air filtration equipment are seasonal to the extent that construction activity increases during the warmer months.

     Sales of commercial air conditioning equipment are generally not seasonal. However, the Company's air conditioning service business is seasonal in nature due to off-season maintenance cycles and service needs during the summer months. Demand for unitary air conditioning equipment in the small unit commercial new construction markets varies according to the season, with increased demand generally from March to October. Demand in the small unit commercial replacement markets is impacted by seasonal temperature fluctuations. Sales of unit ventilators for educational facilities tend to increase in the second and third calendar quarters of any given year in part due to the start of a new school year as well as the availability of bond or other funds budgeted for capital expenditures.

  NEW ACCOUNTING STANDARDS

     In 1995, the FASB issued SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and FASB No. 123 "Accounting for Stock-Based Compensation." The Company does not expect the adoption of these standards to have a material effect on the Consolidated Financial Statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     INDEX TO FINANCIAL STATEMENTS


Financial Statements                                              Page in this
                                                                     Report

Report of the Independent Auditors.......................               33

Consolidated Balance Sheets-
at June 30, 1996 and July 1, 1995........................               34

Consolidated Statements of Operations-
Year ended June 30, 1996, the period from
January 1, 1995 to July 1, 1995, the period
from May 2, 1994 to December 31, 1994,
the period January 2, 1994 to May 1, 1994 and
the year ended December 31, 1993........................                35

Consolidated Statements of Cash Flows-
Year ended June 30, 1996, the period from
January 1, 1995 to July 1, 1995, the period
from May 2, 1994 to December 31, 1994, the
period January 2, 1994 to May 1, 1994 and
the year ended December 31, 1993.......................                 36

Consolidated Statements of Stockholder's Equity
(Deficit)-Year ended June 30, 1996, the period from
January 1, 1995 to July 1, 1995, the period
from May 2, 1994 to December 31, 1994, the
period January 2, 1994 to May 1, 1994 and the
year ended December 31, 1993...........................                 37

Schedule II - Report of the Independent Auditors;
Valuation and Qualifying Accounts and
Reserves-Year ended June 30, 1996 the period from
January 1, 1995 to July 1, 1995, the
period from May 2, 1994 to December 31, 1994,
the period January 2, 1994 to May 1, 1994
and the year ended December 31, 1993...................                 59

                     REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholder
AAF-McQuay Inc.

We have audited the accompanying consolidated balance sheets of AAF-McQuay Inc. and subsidiaries as of June 30, 1996 and July 1, 1995 and the related consolidated statements of operations, cash flows and stockholder's equity for the year ended June 30, 1996 the period from January 1, 1995 to July 1, 1995 and the period from May 2, 1994 to December 31, 1994 and the accompanying consolidated statements of operations, cash flows and stockholder's equity of SnyderGeneral Corporation and subsidiaries (the "Predecessor Company") for the period from January 2, 1994 to May 1, 1994 and for the year ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, effective May 2, 1994 all of the outstanding stock of the Predecessor Company was acquired in a business combination accounted for as a purchase. As a result of the acquisition, the consolidated financial information for the periods after the acquisition is presented on a different cost basis than that for the period before the acquisition and, therefore, is not comparable.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AAF-McQuay Inc. and subsidiaries at June 30, 1996 and July 1, 1995 and the consolidated results of their operations and their cash flows for the year ended June 30, 1996 the period from January 1, 1995 to July 1, 1995 and the period from May 2, 1994 to December 31, 1994 and the consolidated results of operations and cash flows of SnyderGeneral Corporation and subsidiaries for the period from January 2, 1994 to May 1, 1994 and for the year ended December 31, 1993 in conformity with generally accepted accounting principles.

As discussed in Notes 9 and 12 to the consolidated financial statements, the Predecessor Company changed its method of accounting for income taxes and environmental liabilities in 1993.

Ernst & Young LLP
- ------------------------------
Baltimore, Maryland
August 9, 1996

                AAF-McQUAY INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
           (dollars in thousands, except per share data)


                                                 June 30,            July 1,
                                                   1996                1995
                                                   ----                ----
                    ASSETS

Current assets:
  Cash and cash equivalents . . . . . . . . .   $ 20,824             $ 16,242
  Accounts receivable . . . . . . . . . . . .    225,337              179,982
  Inventories . . . . . . . . . . . . . . . .    115,273              110,000
  Other current assets. . . . . . . . . . . .      5,055                7,638
                                                --------             --------
    Total current assets. . . . . . . . . . .    366,489              313,862

Property, plant and equipment, net. . . . . .    149,235              145,504
Cost in excess of net assets acquired and
 other identifiable intangibles, net. . . . .    271,840              262,634
Other assets and deferred charges . . . . . .     19,390                9,328
                                                --------             --------
    Total assets. . . . . . . . . . . . . . .   $806,954             $731,328
                                                --------             --------
                                                --------             --------

            LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Short-term borrowings . . . . . . . . . . .   $ 65,538             $ 66,453
  Current maturities of long-term debt. . . .      9,879               26,062
  Accounts payable, trade . . . . . . . . . .    108,792               93,036
  Accrued warranty. . . . . . . . . . . . . .     14,256               12,473
  Accrued employee compensation . . . . . . .     33,807               34,888
  Other accrued liabilities . . . . . . . . .     41,604               37,392
                                                --------             --------
    Total current liabilities . . . . . . . .    273,876              270,304

Long-term debt. . . . . . . . . . . . . . . .    227,490              178,213
Deferred income taxes . . . . . . . . . . . .     51,589               43,900
Other liabilities . . . . . . . . . . . . . .     54,716               50,083
                                                --------             --------
    Total liabilities . . . . . . . . . . . .    607,671              542,500

Stockholder's equity:
  Preferred stock ($1 par value; 1,000 shares
   authorized, none issued) . . . . . . . . .         --                   --
  Common stock ($100 par value; 8,000 shares
   authorized, 2,497 shares issued and
   outstanding) . . . . . . . . . . . . . . .        250                  250
  Additional paid-in capital. . . . . . . . .    179,915              179,915
  Retained earnings . . . . . . . . . . . . .     22,437                7,537
  Foreign currency translation adjustment . .     (3,319)               1,126
                                                --------             --------
    Total Stockholder's Equity. . . . . . . .    199,283              188,828
                                                --------             --------

Total Liabilities and Stockholder's Equity. .   $806,954             $731,328
                                                --------             --------
                                                --------             --------

                 See Notes to Consolidated Financial Statements

                   AAF-McQUAY INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                        (dollars in thousands)

                                                           Successor                              Predecessor
                                            -------------------------------------------     -----------------------------
                                                            January 1,       May 2,         January 2,
                                            Year Ended      1995 to         1994 to          1994 to         Year Ended
                                             June 30,       July 1,        December 31,       May 1,        December 31,
                                               1996          1995             1994             1994             1993
                                               ----          ----             ----             ----             ----

Net sales . . . . . . . . . . . . . . . .    $901,395      $428,510         $484,681          $232,484         $705,496
Cost of sales . . . . . . . . . . . . . .     645,149       303,699          344,120           169,357          498,640
                                             --------      --------         --------          --------         --------
Gross profit. . . . . . . . . . . . . . .     256,246       124,811          140,561            63,127          206,856

Operating expenses:
  Selling, general and administrative . .     186,072        94,238          107,717            62,234          195,045
  Amortization of intangible assets . . .      13,478         7,297            8,603             1,695            8,299
  Equity participation compensation . . .          --            --               --             8,848               --
                                             --------      --------         --------          --------         --------
                                              199,550       101,535          116,320            72,777          203,344
                                             --------      --------         --------          --------         --------
Income (loss) from operations . . . . . .      56,696        23,276           24,241            (9,650)           3,512

Interest expense, net . . . . . . . . . .      24,957        11,671           16,192            13,723           41,785
Other (income) expense, net . . . . . . .      (3,219)       (1,442)             (30)            1,458            3,112
                                             --------      --------         --------          --------         --------
Income (loss) before income taxes,
 extraordinary item and cumulative effect
 of accounting change . . . . . . . . . .      34,958        13,047            8,079           (24,831)         (41,385)
Income taxes. . . . . . . . . . . . . . .      18,423         6,755            6,834               324            4,444
                                             --------      --------         --------          --------         --------
Income (loss) before extraordinary
 item and cumulative effect of
 accounting change. . . . . . . . . . . .      16,535         6,292            1,245           (25,155)         (45,829)
Extraordinary item, net of tax. . . . . .      (1,635)           --               --                --               --
Cumulative effect of accounting change. .          --            --               --                --             (971)
                                             --------      --------         --------          --------         --------
Net income (loss) . . . . . . . . . . . .     $14,900      $  6,292         $  1,245          $(25,155)        $(46,800)
                                             --------      --------         --------          --------         --------
                                             --------      --------         --------          --------         --------

                          See Notes to Consolidated Financial Statements

                                    AAF-McQUAY INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (dollars in thousands)



                                                             Successor                              Predecessor
                                              -------------------------------------------     -----------------------------
                                                              January 1,       May 2,         January 2,
                                              Year Ended      1995 to         1994 to          1994 to         Year Ended
                                               June 30,       July 1,        December 31,       May 1,        December 31,
                                                 1996          1995             1994             1994             1993
                                                 ----          ----             ----             ----             ----
Cash flows from operating activities
  Net income (loss). . . . . . . . . . . .   $  14,900      $  6,292        $   1,245          $(25,155)         $(46,800)
  Adjustments to reconcile to cash
   from operating activities:
  Extraordinary item . . . . . . . . . . .       2,681            --               --                --                --
  Cumulative effect of accounting change .          --            --               --                --               971
  Depreciation and amortization. . . . . .      25,809        13,551           14,741             6,198            21,582
  Foreign currency transaction (gains)
   losses. . . . . . . . . . . . . . . . .      (1,444)         (948)             617              (561)            1,422
  Deferred income taxes. . . . . . . . . .       7,642         1,916            4,118                94               750
  Changes in operating assets and
   liabilities:
    Accounts receivable. . . . . . . . . .     (25,670)      (30,268)          (6,722)           (3,125)            6,457
    Inventories. . . . . . . . . . . . . .         249       (15,735)          (2,349)           (6,911)            3,535
    Other assets/liabilities, net. . . . .       5,834        (1,693)          (4,531)            9,700            21,427
    Accounts payable and other accrued
     liabilities . . . . . . . . . . . . .      (2,039)       18,397          (12,661)            2,704             5,908
                                             ---------     ---------        ---------         ---------         ---------

Net cash provided by (used in) operating
 activities. . . . . . . . . . . . . . . .      27,962        (8,488)          (5,542)          (17,056)           15,252
                                             ---------     ---------        ---------         ---------         ---------

Cash flows from investing activities:
  Capital expenditures, net. . . . . . . .     (14,765)       (5,697)          (8,454)           (1,821)           (8,745)
  Purchase of J&E Hall . . . . . . . . . .     (34,903)           --               --                --                --
                                             ---------     ---------        ---------         ---------         ---------
Net cash used in investing activities. . .     (49,668)       (5,697)          (8,454)           (1,821)           (8,745)

Cash flows from financing activities:
  Net borrowing (repayment) under short-term
   arrangements  . . . . . . . . . . . . .        (915)       14,929            8,947            10,703                89
  Payments on long-term debt . . . . . . .    (102,894)       (7,947)        (262,627)           (1,666)          (11,240)
  Proceeds from issuance of long-term debt     135,988         3,345          190,000                --               649
  Payment of debt issuance cost. . . . . .      (5,104)           --           (6,784)               --                --
  Proceeds from contribution of capital. .          --        10,165           78,545            11,028               121
                                             ---------     ---------        ---------         ---------         ---------

Net cash provided by (used in)
 financing activities. . . . . . . . . . .      27,075        20,492            8,081            20,065           (10,381)
Effect of exchange rate changes on cash. .        (787)       (1,318)           3,272              (124)             (262)
                                             ---------     ---------        ---------         ---------         ---------
Net increase (decrease) in cash and cash
 equivalents . . . . . . . . . . . . . . .       4,582         4,989           (2,643)            1,064            (4,136)
Cash and cash equivalents at beginning
 of period . . . . . . . . . . . . . . . .      16,242        11,253           13,896            12,832            16,968
                                             ---------     ---------        ---------         ---------         ---------
Cash and cash equivalents at end
 of period . . . . . . . . . . . . . . . .   $  20,824     $  16,242        $  11,253         $  13,896         $  12,832
                                             ---------     ---------        ---------         ---------         ---------
                                             ---------     ---------        ---------         ---------         ---------

                      See Notes to Consolidated Financial Statements

                     AAF-McQUAY INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                          (dollars in thousands)

                                                                                       FOREIGN
                                                     ADDITIONAL                        CURRENCY
                                         COMMON       PAID-IN          RETAINED       TRANSLATION
                                          STOCK       CAPITAL          EARNINGS        ADJUSTMENT       TOTAL
                                          -----       -------          --------        ----------       -----
SUCCESSOR

Balance on May 2, 1994 after
 acquisition. . . . . . . . . . . . . .    $250       $ 91,205         $      --           $    --      $ 91,455
Contribution of capital from
 Parent Company . . . . . . . . . . . .      --         78,545                --                --        78,545
Net income. . . . . . . . . . . . . . .      --             --             1,245                --         1,245
Currency translation adjustment . . . .      --             --                --             1,168         1,168
                                          -----       --------         ---------           -------       --------
Balance December 31, 1994 . . . . . . .     250        169,750             1,245             1,168       172,413
Contribution of capital from Parent
 Company. . . . . . . . . . . . . . . .      --         10,165                --                --        10,165
Net income. . . . . . . . . . . . . . .      --             --             6,292                --         6,292
Currency translation adjustment . . . .      --             --                --               (42)          (42)
                                          -----       --------         ---------           -------       --------
Balance July 1, 1995. . . . . . . . . .     250        179,915             7,537             1,126       188,828
Net income. . . . . . . . . . . . . . .      --             --            14,900                --        14,900
Currency translation adjustment . . . .      --             --                --            (4,445)       (4,445)
                                          -----       --------         ---------           -------       --------
Balance June 30, 1996 . . . . . . . . .    $250       $179,915           $22,437           $(3,319)     $199,283
                                          -----       --------         ---------           -------       --------
                                          -----       --------         ---------           -------       --------



                                                                                       MINIMUM        FOREIGN
                                                     ADDITIONAL       RETAINED         PENSION        CURRENCY
                                        COMMON         PAID-IN        EARNINGS        LIABILITY      TRANSLATION
                                         STOCK         CAPITAL        (DEFICIT)       ADJUSTMENT     ADJUSTMENT        TOTAL
                                         -----         -------        ---------       ----------     ----------        -----
PREDECESSOR

Balance December 31, 1992 . . . . . .    $300          $ 4,423        $(11,743)         $(1,204)    $  (909)         $ (9,133)
Net loss. . . . . . . . . . . . . . .      --               --         (46,800)              --          --           (46,800)
Dividends and reserve for
 distributions. . . . . . . . . . . .      --               --          (1,500)              --          --            (1,500)
Contribution of capital . . . . . . .      --              121              --               --          --               121
Adjustment to recognize additional
 minimum pension liability. . . . . .      --               --              --             (307)         --              (307)
Currency translation adjustment . . .      --               --              --               --      (3,130)           (3,130)
                                        -----         --------        --------          -------     -------          --------
Balance December 31, 1993 . . . . . .     300            4,544         (60,043)          (1,511)     (4,039)          (60,749)
Net loss. . . . . . . . . . . . . . .      --               --         (25,155)              --          --           (25,155)
Contribution of capital . . . . . . .      --           11,028              --               --          --            11,028
Currency translation adjustment . . .      --               --              --               --       1,667             1,667
                                        -----         --------        --------          -------     -------          --------
Balance May 1, 1994 . . . . . . . . .    $300          $15,572        $(85,198)         $(1,511)    $(2,372)         $(73,209)
                                        -----         --------        --------          -------     -------          --------
                                        -----         --------        --------          -------     -------          --------

                      See Notes to Consolidated Financial Statements

                            AAF-McQUAY INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION

     The accompanying financial statements include the accounts of AAF-McQuay Inc. (the Company or "Successor"), a wholly owned subsidiary of AAF-McQuay Group, Inc., and its wholly-owned subsidiaries. AAF-McQuay Group, Inc. is a wholly-owned subsidiary of O.Y.L. Industries Berhad ("OYL"). In December 1995, AAF-McQuay Group, Inc. contributed all of its ownership interest in AAF-McQuay Holdings, Inc. to the Company. AAF-McQuay Holdings, Inc. holds minority investments in certain companies. Since this transaction represents a combination of entities under common control, it has been treated in a manner similar to a pooling of interests. Accordingly, the accompanying financial statements reflect the consolidated financial results of these entities from the beginning of the periods presented.

     On May 2, 1994 OYL and affiliates purchased all of the outstanding stock of SnyderGeneral Corporation and SnyderGeneral Holding Company, collectively the "Predecessor Company". Subsequent to this acquisition, the names of these entities were changed to AAF-McQuay Inc. and AAF-McQuay Holdings, Inc., respectively. The aggregate purchase price was approximately $108 million and consisted of $88.5 million in cash to the former owners of the Predecessor Company, payment of seller transaction costs of $5 million, other related transaction costs of approximately $3.0 million, and an $11.5 million promissory note (see Note 7) issued to the former owners of the Predecessor Company.

     As a result of the acquisition, the consolidated financial information for the periods after the acquisition is presented on a different cost basis than that for the period before the acquisition and therefore, is not comparable.

     The acquisition by OYL was accounted for under the purchase method of accounting and the accompanying financial statements reflect OYL's cost basis in the Predecessor Company. Under this method, OYL's purchase price was allocated to assets acquired and liabilities assumed based on their fair value at the date of acquisition. A summary of the fair value of assets acquired and liabilities assumed as of May 2, 1994 are as follows (dollars in thousands).

Cash and cash equivalents . . . . . . . . . . . . . . . . . $ 13,896
Accounts receivable . . . . . . . . . . . . . . . . . . . .  141,190
Inventories . . . . . . . . . . . . . . . . . . . . . . . .   90,366
Property, plant & equipment . . . . . . . . . . . . . . . .  143,819
Intangible assets . . . . . . . . . . . . . . . . . . . . .  278,534
Other assets. . . . . . . . . . . . . . . . . . . . . . . .    8,055
                                                            --------
Total Assets. . . . . . . . . . . . . . . . . . . . . . . . $675,860
                                                            --------
                                                            --------

Short-term borrowings . . . . . . . . . . . . . . . . . . .  $42,728
Accounts payable, trade . . . . . . . . . . . . . . . . . .   67,312
Senior subordinated debentures. . . . . . . . . . . . . . .  237,015
Other long-term debt. . . . . . . . . . . . . . . . . . . .   44,483
Other liabilities . . . . . . . . . . . . . . . . . . . . .  192,867
                                                            --------
Total liabilities . . . . . . . . . . . . . . . . . . . . .  584,405
Stockholders' Equity. . . . . . . . . . . . . . . . . . . .   91,455
                                                            --------
Total Liabilities and Stockholders'
 Equity . . . . . . . . . . . . . . . . . . . . . . . . . . $675,860
                                                            --------
                                                            --------

     The Predecessor Company had operated with four business groups with several functions administered on a centralized basis. In order to more clearly focus on the need to increase the Company's global presence and to leverage the extensive U.S. manufacturing and technology base, and in conjunction with the acquisition, new management of the Company took actions to reorganize the Company to a global product segment format. Further, to elevate accountability within the operating business segments, administrative functions formerly centralized were restructured and relocated to certain division locations. Also steps were taken by new management of the Company to reduce excess capacity that existed at the acquisition date. As a result of these restructuring actions, the Company recognized an $17.2 million liability at the acquisition date consisting primarily of employee termination costs of $12.8 million and employee relocation costs of $2.7 million. As of June 30, 1996 all amounts have been paid and charged against the related liability.

     The Company is a worldwide manufacturer and marketer of commercial air conditioning and air filtration products and systems primarily for commercial, institutional and industrial customers. In addition, in December 1995, the Company entered the industrial refrigeration business through the acquisition of J&E Hall, a United Kingdom's integrated provider of industrial refrigeration and freezing equipment. The Company maintains production facilities in nine countries and its products are sold in over 80 countries.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated. The accompanying financial statements reflect the financial results of the Company for the fiscal year ended June 30, 1996 and the periods from January 1, 1995 to July 1, 1995 and from May
2, 1994 to December 31, 1994 and of the Predecessor Company from January 2, 1994 to May 1, 1994 and for the fiscal year ended December 31, 1993. In
1995, the Company changed its fiscal year ended from the Saturday closest to December 31 to the Saturday closest to June 30 to coincide with OYL's fiscal year. For clarity of presentation in the consolidated financial statements, all full fiscal years are shown to begin on January 1 and end on December
31, or to begin on July 1 and end on June 30. For the periods presented on a basis other than a full fiscal year, actual period end dates are used.

     Through December 31, 1994 certain foreign subsidiaries reported on fiscal periods which ended one month prior to the Company's or Predecessor
Company's period-end. During the six month period ending July 1, 1995 the closing date for the foreign subsidiaries was changed to reflect the Company's current closing period. As a result, the July 1, 1995 financial statements include the financial results of these foreign subsidiaries from December 1, 1994 through July 1, 1995. The impact on sales and income from operations for the period ended July 1, 1995 was increases in sales and income from operations of approximately $19.1 million and $0.7 million, respectively.

     The preparation of financial statements in accordance with Generally Accepted Accounting Principles require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

   CASH AND CASH EQUIVALENTS

     The Company invests cash in excess of operating requirements in short-term time deposits, money market instruments, or commercial paper. These investments have original maturities of less than three months and are considered cash equivalents for financial reporting purposes.

   INVENTORIES

     Inventories are valued at the lower of cost or market at June 30, 1996 and July 1, 1995. Cost is determined by the last-in, first-out (LIFO) method for U.S. inventories, (63% and 69%, respectively), and the first-in, first-out (FIFO) method for the Company's foreign subsidiaries (37% and 31%, respectively).

   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are depreciated using the straight-line method over their estimated useful lives as follows:

                                              SUCCESSOR        PREDECESSOR
                                              ---------        -----------
Buildings . . . . . . . . . . . . . . . .  20 to 40 years     20 to 45 years
Machinery and Equipment . . . . . . . . .   3 to 12 years      2 to 14 years

     Maintenance and repairs are charged to operations when incurred, while expenditures which have the effect of extending the useful life of an asset are capitalized.

   INTANGIBLE ASSETS

     The excess of cost over fair values of net assets acquired are being amortized on a straight-line basis over forty years. Other identifiable intangibles acquired include trademarks and tradenames; technical drawings and technology; and assembled work force, which are being amortized on a straight-line basis over forty, fifteen and ten years, respectively. Effective April 1, 1996 the Company changed its estimate for the useful life of goodwill, tradenames and trademarks, relating to the OYL Acquisition, from 25 to 40 years to better reflect the estimated periods over which economic benefits will be realized.

     The excess of cost over fair values of net assets acquired of the Predecessor Company were amortized on a straight-line basis, principally over forty years. Other identifiable intangibles of the Predecessor Company, which include the cost of technical drawings, patents, developed software, trademarks and assembled work force, were amortized over lives ranging from two to ten years, except for trademarks, which were amortized over forty years.

     On a periodic basis, the Company evaluates the carrying value of its intangible assets to determine if the facts and circumstances suggest that intangible assets may be impaired. If this review indicates that intangible assets may not be recoverable, as determined based on the undiscounted cash flow of the entity acquired over the remaining amortization period, the Company's carrying value of intangible assets is reduced by the estimated shortfall of cash flows.

   DERIVATIVE FINANCIAL INSTRUMENTS

     Derivative financial instruments are used by the Company principally in the management of its interest rate and foreign currency exposures. The Company does not enter into speculative derivative transactions.

     The differential between interest rate cap premiums due and amounts receivable under interest rate cap agreements are recognized as yield adjustments to interest expense over the term of the related debt.

    Gains and losses on foreign exchange forward contracts are recognized in income and offset the foreign exchange gains and losses on the underlying foreign currency transactions.

   FOREIGN CURRENCIES

     Assets and liabilities of the Company's subsidiaries outside the U.S. are translated into U.S. dollars at the exchange rates in effect at the end of the period. Revenue and expense accounts are translated at a weighted average of exchange rates in effect during the period. Translation adjustments that arise from translating a foreign subsidiary's financial statements from local currency (the functional currency) to U.S. dollars are reflected as a separate component of stockholder's equity.

     Transaction gains and losses that arise from exchange rate changes on transactions denominated in a currency other than the local currency are included currently in the results of operations. The Company recognized net foreign currency transaction (gains) losses of ($1,444,000), ($948,000), $617,000, $115,000 and $2,610,000 for the fiscal years and periods ended June 30, 1996, July 1, 1995, December 31, 1994 May 1, 1994 and December 31,
1993, respectively.

   REVENUE RECOGNITION

     Revenues and costs are generally recognized as products are shipped or services are rendered. Revenues and costs associated with long-term contracts are recognized on the percentage-of-completion method. Provisions are recorded for losses on contracts whenever it is estimated that costs will exceed contract value. Unbilled revenue recognized on long-term contracts is included in accounts receivable in the accompanying Consolidated Balance Sheets.

   PRODUCT WARRANTIES

     Product warranties are provided as charges to current expense for estimated normal warranty costs and, if applicable, for specific performance issues known to exist on products sold. The expenses estimated to be incurred are provided at the time of sale, based primarily upon estimates derived from experience. Warranty costs on some purchased parts and components are partially reimbursed to the Company by supplying vendors. Estimated obligations beyond one year are classified as other long-term liabilities. Revenue from the sale of extended warranty and related service contracts is deferred and amortized over the respective contract life on a straight-line basis.

   RESEARCH AND DEVELOPMENT COSTS

     Research and development costs were approximately $8.2 million, $4.3 million, $5.5 million, $3.5 million and $7.0 million for the fiscal years and periods ended June 30, 1996, July 1, 1995, December 31, 1994, May 1, 1994 and December 31, 1993, respectively, and are included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

   INCOME TAXES

     The Company uses the liability method for financial accounting and reporting of income taxes. Under the liability method, deferred tax assets and liabilities are determined based on the difference between financial statement carrying amounts and the tax bases of assets and liabilities. These differences are measured at the enacted tax rates that will be in effect when these differences reverse.

     The Predecessor Company, with the consent of its shareholders, elected "S" corporation status under the U.S. Internal Revenue Code effective March 29, 1987. U.S. federal and certain state income taxes (benefits) relating to earnings and losses of the Predecessor Company after that date accrued to the Predecessor Company's shareholders and, therefore, are not included in the accompanying statements of operations. The Predecessor Company declared cash dividends and accrued distributions to provide for related shareholders' income tax payments.

     At the beginning of the fiscal year ended December 31, 1993 the Predecessor Company adopted Statement of Financial Accounting Standards
(SFAS) No. 109, "Accounting for Income Taxes." Adoption of SFAS No. 109, applied without restating prior years financial statements, resulted in a cumulative effect charge of approximately $1.0 million. See Note 9 for further discussion.

   NEW ACCOUNTING STANDARDS

     In 1995, the FASB issued SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and SFAS No. 123 "Accounting for Stock-Based

Compensation". The Company does not expect the adoption of these standards to have a material effect on the Consolidated Financial Statements.

3.  ACCOUNTS RECEIVABLE

     Accounts receivable consist of the following (dollars in thousands):

                                                            SUCCESSOR
                                                            ---------
                                                      JUNE 30,        JULY 1,
                                                        1996            1995
                                                      --------        --------
Accounts receivable, trade . . . . . . . . . . . . .  $224,921        $180,355
Accounts receivable, other . . . . . . . . . . . . .     6,728           4,222
                                                      --------        --------
                                                       231,649         184,577
Less allowance for doubtful receivables. . . . . . .     6,312           4,595
                                                      --------        --------
                                                      $225,337        $179,982
                                                      --------        --------
                                                      --------        --------

     The Company manufactures and sells heating, ventilating, air conditioning and air filtration products to companies in various industries with the most significant sales concentration being in the construction industry. The Company performs periodic evaluations of its customers' financial condition and generally does not require collateral. For domestic equipment sales, it is the Company's practice to attach liens in the event of non-payment, when such recourse is available. Trade receivables generally are due within 30-90 days.

4.  INVENTORIES

     Inventories consist of the following (dollars in thousands):

                                                     SUCCESSOR
                                                     ---------
                                              JUNE 30,      JULY 1,
                                                1996          1995
                                              --------      -------
FIFO cost:
Raw materials . . . . . . . . . . . . . . .  $ 46,870       $ 44,858
Work-in-process . . . . . . . . . . . . . .    23,365         22,175
Finished goods. . . . . . . . . . . . . . .    42,067         40,729
                                             --------       --------
                                              112,302        107,762
LIFO adjustment . . . . . . . . . . . . . .     2,971          2,238
                                             --------       --------
                                             $115,273       $110,000
                                             --------       --------
                                             --------       --------

5.  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following (dollars in thousands):

                                                         SUCCESSOR
                                                         ---------
                                                    JUNE 30,      JULY 1,
                                                      1996          1995
                                                    --------      -------
Land. . . . . . . . . . . . . . . . . . . . . . .   $11,495        $10,362
Buildings . . . . . . . . . . . . . . . . . . . .    62,455         62,281
Machinery and equipment . . . . . . . . . . . . .    98,710         85,253
                                                   --------       --------
                                                    172,660        157,896
Less accumulated depreciation and amortization. .    23,425         12,392
                                                   --------       --------
                                                   $149,235       $145,504
                                                   --------       --------
                                                   --------       --------

     At June 30, 1996 substantially all property, plant and equipment are encumbered by various debt obligations of the Company.

6.  INTANGIBLE ASSETS

     Intangible assets consist of the following (dollars in thousands):

                                                     SUCCESSOR
                                                     ---------
                                                JUNE 30,      JULY 1,
                                                  1996          1995
                                                --------      -------
Cost in excess of net assets acquired. . . . .  $154,964      $144,956
Other intangibles:
  Technology . . . . . . . . . . . . . . . . .    12,676            --
  Trademarks . . . . . . . . . . . . . . . . .    61,161        61,161
  Drawings . . . . . . . . . . . . . . . . . .    54,000        54,000
  Workforce. . . . . . . . . . . . . . . . . .    18,417        18,417
                                                --------      --------
  Total other intangibles. . . . . . . . . . .   146,254       133,578
  Less accumulated amortization. . . . . . . .    29,378        15,900
                                                --------      --------

                                                $271,840      $262,634
                                                --------      --------
                                                --------      --------

7.  DEBT

     On May 2, 1994 the Company assumed the Predecessor Company's outstanding borrowings totaling $312.7 million. The borrowings assumed included $42.7 million of short-term borrowings and $270.0 million of term debt including $237.0 million of 14.25% senior subordinated debentures, $14.1 million of senior term loans, and $18.9 million of mortgage notes, obligations under industrial revenue bond issues and other borrowings. Additionally, on May
2, 1994 the Company's acquired bank debt was retired in full with a portion of the proceeds from a capital infusion from OYL.

     In July 1994, the Company entered into a $270 million Revolving Credit, Letter of Credit, and Term Loan Agreement (Bank Agreement). Proceeds from the Bank Agreement were used to refinance the 14.25% senior subordinated debentures that had been assumed in connection with the May 2, 1994 acquisition. In February 1996, an amendment to the Bank Agreement was executed in which the lenders consented to the issuance of the $125 million Senior Unsecured Notes and the $80 million Receivables Securitization Program ("the Refinancing"). The February 1996 amendment significantly restated commitment amounts, repayment terms, interest rates, and security provisions.
 The amended Revolving Credit portion of the Bank Agreement ("Revolver") has a five year term (expiring in February, 2001) and provides for maximum aggregate short-term borrowings of $35 million and up to $35 million for letters of credit. However, the combined amount of short-term borrowings plus letters of credit cannot exceed $35 million. Use of the Revolver is subject ot he Company's availability (as defined in the Bank Agreement) and is based on the Company's level of domestic inventories. At June 30, 1996 no borrowings were outstanding under this facility, $0.1 million in letters of credit were issued and outstanding and the Company had approximately $30.0 million in additional borrowing availability. The Company is required to pay a commitment fee of 3/8% on the unused portion of the Revolver.

     Interest on Revolver advances is generally payable quarterly based, at the Company's option, on (1) the higher of the bank prime rate or a rate based upon the Federal Funds Rate plus a specified premium, or (2) the average rate at which Eurodollar deposits are offered to prime banks in the London interbank market (LIBOR) plus a specified premium. The interest rate premiums are determined by an interest rate matrix which is based on certain quarterly financial ratios as described in the Bank Agreement. As of June 30, 1996 the Company's interest rate premiums were LIBOR + 1.50% or prime + 0.50% based on the applicable financial ratios. The interest rate premiums are subject to a 0.375% increase or may decrease by as much as 0.50%, depending on the applicable quarterly financial ratios. At June 30, 1996 the Company's borrowing rate under the Bank Agreement, was approximately 7.00%. The average effective interest rate under the Bank Agreement for the fiscal year ended June 30, 1996 was approximately 7.78%.

     In February 1996, the Company entered into a five-year agreement to sell, on a revolving basis, an undivided percentage ownership interest in a designated pool of trade accounts receivable ("Securitization

Program"). The Securitization Program provides for up to $80 million in short term borrowings. Availability is based on the amount of U.S. dollar trade receivables determined to be eligible for the program. At June 30, 1996 the Company had $36.0 million of outstanding borrowings under the Securitization Program arrangement and approximately $20 million in additional borrowing availability. Both the accounts receivable and related short term debt continue to be included in the Company's consolidated balance sheet. Financing costs, which currently accrue at an average rate of approximately 6.0%, are included in interest expense.

     At June 30, 1996 certain of the Company's foreign subsidiaries had available lines of credit with foreign banks of approximately $50 million which may be drawn as needed at an average interest rate of approximately 8%. Outstanding borrowings against international lines of credit amounted to approximately $29.5 million and $12.0 million at June 30, 1996 and July 1, 1995, respectively. In addition, certain of the Company's foreign subsidiaries have non-borrowing bank facilities (letters of credit, guarantees, performance bonds, etc.) totaling $25 million as of June 30, 1996 and July 1, 1995 of which approximately $18 million was used at June 30, 1996 and $17 million used at July 1, 1995.

     The Company's foreign subsidiaries have agreements in place whereby they can sell trade receivables on a revolving basis, with limited recourse. The subsidiaries pay fees equal to approximately an annual interest rate of 9% on such receivables outstanding. The fees are included in interest expense.
 Provisions for losses on receivables sold which become uncollectible are included in the Company's allowance for doubtful receivables. Receivables sold which remained uncollected were $0.1 million and $6.6 million at June 30, 1996 and July 1, 1995, respectively.

     The Company also has available letter of credit facilities totaling $25 million which are supported by a letter of credit from OYL and were fully utilized at June 30, 1996 and July 1, 1995. The commitments made under these facilities expire in March of 1997, but may be extended annually for successive one year periods with the consent of the banks providing the facilities.

      The weighted average effective interest rate on short-term borrowings was 6.1% at June 30, 1996 and 7.7% at July 1, 1995.

Long-term debt consists of the following (in thousands):

                                              JUNE 30,      JULY 1,
                                                1996          1995
                                                ----          ----
Senior Term Loans                             $ 73,000      $174,600

Promissory Note due May 2, 1999,
 bearing interest at 6%, and secured
 by a letter of credit                          11,500        11,500

Senior Unsecured Notes due February 15,
 2003, bearing interest at 8.875%              125,000            --

Other issues                                    27,869        18,175
                                              --------      --------
                                               237,369       204,275
Less: Current maturities                        (9,879)      (26,062)
                                              --------      --------
                                              $227,490      $178,213
                                              --------      --------
                                              --------      --------

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

     The Bank Agreement contains covenants that, among other things, impose limitations on incurrence of indebtedness, capital expenditures, transactions with affiliates, mergers and the disposition of assets, investments by the Company, and transactions involving the capital of the Company, including payment of any dividends. In addition, the Bank Agreement contains financial covenants (as amended in February of 1996) relating to net worth, leverage ratio, interest coverage, and fixed charge coverage. At June 30, 1996 and July 1, 1995 the Company was in compliance with the financial covenants.

     The Bank Agreement also contains provisions requiring accelerated payments. The generation of cash resulting from, among other things, the sale of any material asset, collection of any special receipt (as defined) or any excess cash flow (as defined) require certain accelerated payments. No accelerated payments were required during the fiscal year and period ended June 30, 1996 or July 1, 1995.

     The $11.5 million, 6% Promissory Note was issued in connection with the May 2, 1994 acquisition and is payable to a bank, as paying agent for the benefit of certain former stockholders of the Predecessor Company. The Promissory Note is subject to offsets and increases (but not in excess of the original current amount) associated with indemnifications and any proceeds of recovery (as defined).

     Included in other issues of long term debt are various term loans incurred by certain foreign subsidiaries, as well as obligations under Industrial Revenue Bonds and mortgage notes. The foreign term loans are secured by certain assets of the issuing foreign subsidiary and contain various repayment terms ranging from 5 to 15 years. The outstanding balance of these foreign term loans was $13.3 million and $4.4 million at June 30, 1996 and July 1, 1995, respectively.

     On January 26, 1995 the Company secured a loan of $10 million from OYL. Effective March 31, 1995 OYL transferred all of OYL's interest in the loan to AAF-McQuay Group, Inc. Effective March 31, 1995 the note was converted into equity in the form of additional paid-in capital.

     The Company paid cash interest of $21.7 million $10.9 million, $29.4 million, $1.6 million, and $39.1 million for the fiscal years and periods ended June 30, 1996, July 1, 1995, December 31, 1994, May 1, 1994 and
December 31,1993, respectively.

   Maturities of long-term debt during each of the next five fiscal years subsequent to June 30, 1996 are as follows (dollars in millions): 1997, $9.9; 1998, $11.3; 1999, $30.0; 2000, $24.5; 2001, $23.2.

8.  FINANCIAL INSTRUMENTS

     The Company operates internationally and borrows at floating interest rates, giving rise to exposure to market risks from changes in foreign exchange rates and interest rates. The Company utilizes derivatives to reduce those risks. The notional amounts of derivatives noted below do not represent amounts exchanged by the parties and, thus, are not a measure of the exposure of the Company through its use of derivatives. The Company does not hold or issue derivative financial instruments for trading purposes.

     INTEREST RATE RISK MANAGEMENT: The Company may, at times, seek to limit the impacts of rising interest rates on its variable rate debt through the use of interest rate derivative instruments. The Company entered into a series of three-year, interest rate cap agreements ("Caps") in 1994 to hedge 100% of its variable interest rate Senior Term Loans against floating interest rates. The notional amount ($174.6 million at July 1, 1995) of the Caps was scheduled to reduce at the same rate and time as quarterly amortization payments are made on the Senior Term Loans. Under the terms of the Caps, the Company received a cash payment if the 90-day LIBOR interest rate was above a certain stated cap level at various quarterly measurement dates. For the periods ended July 1, 1995 and December 31, 1994 the Company recorded a net benefit of $1.2 million and $121,000, respectively, under the Caps as a reduction to interest expense. In December 1995, the interest rate cap agreements were terminated. The deferred loss on the early termination of these agreements was not material. The Company entered into a new amortizing interest rate swap agreement with an initial notional amount of $100 million. Under this agreement the Company pays an interest rate equal to LIBOR when LIBOR is greater than 4.75% or less than 6.6%; otherwisw, the Company pays an interest rate of 6.6%. This swap agreement was terminated in June 1996. The gain on early termination of the swap agreement was not material.

     FOREIGN CURRENCY MANAGEMENT: The Company enters into short-term foreign exchange contracts to hedge its exposure to currency fluctuations affecting certain foreign currency denominated trade payables and certain intercompany debt of its foreign subsidiaries. The notional amount of foreign exchange forward contracts outstanding at June 30, 1996 and July 1, 1995 was approximately $34.7 million and $36.2 million, respectively. The U.S. dollar equivalent notional amount of these foreign exchange forward contracts by applicable foreign currency at June 30, 1996 and July 1, 1995 was as follows: Canadian dollars, $10.7 million and $15.7 million; British pounds $0.1 million and $5.8 million; Singapore dollars $5.9 million and $5.2 million; Japanese yen $0.1 million and $2.2 million; Dutch guilders $0.1 million and $2.9 million; Italian lira $2.6 million and $1.6 million; and French francs $15.2 million and $2.8 million.

     The Company is exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. The Company monitors the credit worthiness of the counterparties and presently does not anticipate nonperformance by the counterparties. The credit exposure of derivative financial instruments is represented by the fair value of contracts with a positive fair value.

     FASB Statement No. 107, Disclosures about Fair Values of Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying values reported in the balance sheets for cash and cash equivalents, accounts receivables and short-term borrowings approximate their respective values. The fair value of the Company's Senior Unsecured Notes is estimated using a quoted market price at June 30, 1996. The carrying amount of all other long-term debt approximates fair value.
The aggregate fair value of the Company's long-term debt at June 30, 1996 is $233.6 million compared to the carrying value of $237.4 million. The carrying amount of the Company's long-term debt at July 1, 1995 of $204.3
million approximates fair value.   The fair value of the Company's foreign
exchange forward contracts are based on current settlement values and fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the courterparties' credit standing. At June 30, 1996 and July 1, 1995 the net carrying amount of these contracts approximates their fair value.

9.  INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at June 30, 1996 and July 1, 1995 are as follows (dollars in thousands):

                                                      SUCCESSOR
                                                      ---------
                                                JUNE 30,      JULY 1,
                                                  1996          1995
                                                --------      -------
Deferred tax assets:
Net operating loss carryforwards . . . . . . .  $ 11,987      $ 21,162
Tax over book fixed assets basis . . . . . . .       811           829
Accrual for pension and retirement benefits. .     5,343         5,821
Accrual for other expenses . . . . . . . . . .    21,199        24,865
Tax credit carryforwards . . . . . . . . . . .     4,760           687
Other. . . . . . . . . . . . . . . . . . . . .     2,823         3,397
                                                ---------     ---------
Total deferred tax assets. . . . . . . . . . .    46,923        56,761
Valuation allowance. . . . . . . . . . . . . .   (21,089)      (22,742)
                                                ---------     ---------

Net deferred tax assets. . . . . . . . . . . .    25,834        34,019
Deferred tax liabilities:
Unrepatriated earnings of foreign
 subsidiaries. . . . . . . . . . . . . . . . .     2,519         2,337
Book over tax fixed assets basis . . . . . . .    24,574        26,911
Book over tax intangible asset basis . . . . .    37,046        38,806
Book over tax inventory basis. . . . . . . . .     7,583         5,811
Other. . . . . . . . . . . . . . . . . . . . .     5,701         4,054
                                                ---------     ---------

Total deferred tax liabilities . . . . . . . .    77,423        77,919
                                                ---------     ---------

Net deferred tax liabilities . . . . . . . . .   $51,589       $43,900
                                                ---------     ---------
                                                ---------     ---------

     Deferred tax assets for net operating loss carryforwards and other items at June 30, 1996 and July 1, 1995 includes approximately $16 million and
$21 million, respectively, related to periods prior to the acquisition by OYL which have been offset by a valuation allowance. If realized, the benefit of these deferred tax assets will be applied to reduce goodwill related to the acquisition.

     Significant components of the provision for income taxes for the fiscal years and periods ended June 30, 1996, July 1, 1995, December 31, 1994, May 1, 1994, and December 31, 1993 are as follows (dollars in thousands):

                                                 SUCCESSOR                         PREDECESSOR
                                     -----------------------------------    ------------------------
                                     JUNE 30,    JULY 1,    DECEMBER 31,    MAY 1,     DECEMBER 31,
                                      1996         1995         1994         1994          1993
                                      ----         ----         ----         ----          ----
Federal taxes-Current . . . . . . .  $ 3,650      $1,061        $   --       $   --      $   --
Federal taxes-Deferred. . . . . . .    6,199       1,553         3,256           --          --
State taxes . . . . . . . . . . . .    1,024         240           609           --          --
Foreign taxes-Current . . . . . . .    6,107       3,538         2,107          230       3,694
Foreign taxes-Deferred. . . . . . .    1,443         363           862           94         750
                                     -------      ------        ------       ------      ------
Total . . . . . . . . . . . . . . .  $18,423      $6,755        $6,834         $324      $4,444
                                     -------      ------        ------       ------      ------
                                     -------      ------        ------       ------      ------

     During the fiscal years and periods ended June 30, 1996, July 1, 1995, December 31, 1994, May 1, 1994 and December 31, 1993 the Company paid income taxes of approximately $ 8.7 million, $3.2 million, $4.1 million, $1.9 million, and $5.0 million, respectively. A reconciliation between the Company's reported tax provision and the tax provision computed based on the U.S. statutory rate is as follows (dollars in thousands):

                                                          SUCCESSOR                            PREDECESSOR
                                              -----------------------------------     ------------------------
                                              JUNE 30,    JULY 1,     DECEMBER 31,     MAY 1,      DECEMBER 31,
                                               1996         1995          1994          1994           1993
                                               ----         ----          ----          ----           ----
Statutory U.S. Federal income tax
 provision (benefit) . . . . . . . . . . . .  $12,237     $4,567         $2,828       $(8,691)      $(9,615)
Nondeductible goodwill amortization. . . . .    1,871      1,153          1,312            --            --
Foreign tax credits not utilized . . . . . .    2,375      1,155            940            94           750
State taxes, net of federal benefit. . . . .    1,024        156            396            --            --
Effect of "S" Corporation status . . . . . .       --         --             --         8,691        10,451



Other. . . . . . . . . . . . . . . . . . . .      916       (276)         1,358           230         2,858
                                              -------     ------         ------       -------       -------
Reported tax provision . . . . . . . . . . .  $18,423     $6,755         $6,834       $   324       $ 4,444
                                              -------     ------         ------       -------       -------
                                              -------     ------         ------       -------       -------

     At June 30, 1996 the Company has net operating loss and tax credit carryforwards of approximately $37 million and $4.4 million, respectively, in the United States and various foreign countries. Approximately $13.0 million of the net operating loss carryforwards and $4.4 of the tax credit carryforwards expire in fiscal years 1997 through 2011. The remaining net operating loss carryforwards can be carried forward indefinitely.

     In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." SFAS No. 109 was adopted by the Predecessor Company at the beginning of the fiscal year ended December 31, 1993 thereby changing its method of accounting for income taxes from the deferred method to the liability method as required by SFAS No. 109. Adoption of SFAS No. 109, applied without restating prior years' financial statements resulted in a cumulative effect charge of $1.0 million primarily related to deferred taxes in foreign countries. For the fiscal year ended December 31, 1993 the application of SFAS No. 109 did not affect pre-tax income from continuing operations.

10.  EMPLOYEE BENEFIT PLANS

     The Company has defined benefit pension plans in effect for substantially all of its domestic hourly employees and certain of its foreign employees. Benefits are computed using formulas which are generally based on age and years of service. Plan assets consist primarily of common stock, insurance contracts and government obligations. The Company's method of funding pension costs is to contribute amounts to the plans sufficient to meet minimum funding requirements, plus such amounts as the Company may determine to be appropriate from time to time.

     Pension expense for the Company's domestic defined benefit pension plans for the fiscal years and periods ended June 30, 1996, July 1, 1995, December 31, 1994, May 1, 1994 and December 31, 1993 includes the following components (dollars in thousands):

                                                         SUCCESSOR                     PREDECESSOR
                                            ------------------------------------   ----------------------
                                            JUNE 30,     JULY 1,    DECEMBER 31,   MAY 1,    DECEMBER 31,
                                              1996        1995         1994         1994        1993
                                              ----        ----         ----         ----        ----
Service cost . . . . . . . . . . . . . . .  $   301     $   127       $   199      $  90       $   269
Interest cost on the projected benefit
 obligation. . . . . . . . . . . . . . . .    1,916         987         1,244        629         1,886
Return on plan assets. . . . . . . . . . .   (4,144)     (2,418)         (153)      (205)       (2,367)
Net amortization and deferral. . . . . . .    2,431       1,624        (1,023)      (330)          696
                                            -------     -------       -------      -----       -------
Total pension expense. . . . . . . . . . .  $   504     $   320       $   267      $ 184       $   484
                                            -------     -------       -------      -----       -------
                                            -------     -------       -------      -----       -------

     Pension expense for the Company's foreign pension plans for the fiscal years and periods ended June 30, 1996, July 1, 1995, December 31, 1994,
May 1, 1994 and December 31, 1993 includes the following components (dollars in thousands):

                                                          SUCCESSOR                           PREDECESSOR
                                              ------------------------------------     ------------------------
                                              JUNE 30,    JULY 1,     DECEMBER 31,     MAY 1,      DECEMBER 31,
                                               1996         1995          1994          1994           1993
                                               ----         ----          ----          ----           ----
Service cost. . . . . . . . . . . . . . . .  $   950      $   538         $ 386        $ 253         $   759
Interest cost on the projected benefit
 obligation . . . . . . . . . . . . . . . .    1,656          949           897          553           1,660
Return on plan assets . . . . . . . . . . .   (1,820)      (1,051)         (959)        (621)         (1,733)
Amortization of (gain) loss . . . . . . . .      (18)          --            --           --              20
                                             -------      -------         -----        -----         -------
Total pension expense . . . . . . . . . . .  $   768         $436         $ 324        $ 185         $   706
                                             -------      -------         -----        -----         -------
                                             -------      -------         -----        -----         -------

     The funded status of the domestic defined benefit plans as of June 30, 1996 and July 1, 1995 is presented below (dollars in thousands):

                                                JUNE 30, 1996                JULY 1, 1995
                                        ---------------------------   ---------------------------
                                          ASSETS        ACCUMULATED      ASSETS       ACCUMULATED
                                          EXCEED           BENEFITS      EXCEED        BENEFITS
                                        ACCUMULATED         EXCEED     ACCUMULATED      EXCEED
                                          BENEFITS          ASSETS      BENEFITS        ASSETS
                                          --------          ------      --------        ------
Vested benefits. . . . . . . . . . . .    $ 9,855          $15,124       $8,634          $16,908
Nonvested benefits . . . . . . . . . .        110              721           11              110
                                          -------          -------        ------         -------
Accumulated benefit obligation and
 projected benefit obligation. . . . .      9,965           15,845         8,645          17,018
Fair value of plan assets. . . . . . .     11,428           10,972         8,849          11,107
                                          -------          -------        ------         -------
Plan assets (in excess) less than
 projected benefit obligation. . . . .     (1,463)           4,873          (204)          5,911

Unrecognized net gain. . . . . . . . .      1,934            1,676           621             943
                                          -------          -------        ------         -------
Pension liability included in balance
 sheet . . . . . . . . . . . . . . . .       $471           $6,549          $417          $6,854
                                          -------          -------        ------         -------
                                          -------          -------        ------         -------

     The funded status of the Company's foreign defined benefit plans, including termination indemnities, as of June 30, 1996 and July 1, 1995 is presented below (dollars in thousands):

                                                JUNE 30, 1996                JULY 1, 1995
                                        ---------------------------   ---------------------------
                                          ASSETS        ACCUMULATED      ASSETS       ACCUMULATED
                                          EXCEED           BENEFITS      EXCEED        BENEFITS
                                        ACCUMULATED         EXCEED     ACCUMULATED      EXCEED
                                          BENEFITS          ASSETS      BENEFITS        ASSETS
                                          --------          ------      --------        ------

Vested benefits. . . . . . . . . . . .   $33,667          $  985       $15,488          $  886
Nonvested benefits . . . . . . . . . .       333              --           398              --
                                         -------          ------       -------          ------
Accumulated benefit obligation . . . .    34,000             985        15,886             886
Additional benefits related to future
 compensation levels . . . . . . . . .     9,750             356         4,465             319
                                         -------          ------       -------          ------
Projected benefit obligation . . . . .    43,750           1,341        20,351           1,205
Fair value of plan assets. . . . . . .    48,928              --        22,617              --
                                         -------          ------       -------          ------
Plan assets (in excess) less than
 projected benefit obligation. . . . .    (5,178)          1,341        (2,266)          1,205
Unrecognized net gain. . . . . . . . .     1,762             110         2,195             174
                                         -------          ------       -------          ------
Pension (asset) liability included
 in balance sheet. . . . . . . . . . .   $(3,416)         $1,451          $(71)         $1,379
                                         -------          ------       -------          ------
                                         -------          ------       -------          ------

     The weighted average discount rate used to measure the projected obligation for the domestic plans was 7.75% as of both June 30, 1996 and July 1, 1995. The computations above for domestic plans assumes an expected long-term rate of return on assets of 9% for each period presented.

     The foreign plans included in the preceding tables used weighted average discount rates ranging from 7.0% to 8.5% at June 30, 1996 and July 1, 1995. The assumed rate of increase in future compensation levels ranged from 4.0% to 5.0% at June 30, 1996 and July 1, 1995. The expected long-term rate of return on assets was 7.0% to 8.5% for the fiscal year and period ended
June 30, 1996, July 1, 1995 and December 31, 1994 and 6.5% to 9.0% for the periods ended May 1, 1994 and December 31, 1993.

     The Company has a defined contribution plan that primarily covers domestic salaried employees. Company contributions to the plan are based on employee compensation. The Company expensed $1,411,000, $646,000, $1,190,000, $306,000, and $1,437,000 under this plan during the fiscal years and periods ended June 30, 1996, July 1, 1995, December 31, 1994, May 1, 1994 and December 31, 1993, respectively.

     The Company also sponsors a 401(k) defined contribution plan that primarily covers domestic salaried employees. Participants may contribute a percentage of their compensation to the plan. Contributions are matched by the Company with certain limitations. During the fiscal years and periods ended June 30, 1996, July 1, 1995, December 31, 1994, May 1, 1994 and
December 31, 1993 the Company expensed $1,094,000, $616,000, $988,000,
$420,000, and $1,104,000, respectively, related to this plan.

     The Company sponsors domestic defined benefit health care plans for certain salaried and nonsalaried employees whereby certain health care and life insurance benefits are provided on retirement. The benefits are provided only for a frozen group of active employees and retirees. For these plans, medical trend rates assume escalation of 10.5 percent decreasing gradually for five years to the ultimate medical trend rate of 5.5 percent. The aggregate increase in the accumulated postretirement benefit obligation and the service cost plus interest for the domestic plan as of and for the fiscal year ended June 30, 1996 assuming a one percentage point increase in the medical trend rate in each year is $415,000 and $65,000, respectively. The weighted average discount rate used in determining the June 30, 1996 and July 1, 1995 accumulated postretirement benefit obligation was 7.75%. The domestic plans are unfunded.

     The Company also sponsors a foreign defined benefit health care plan for certain salaried and nonsalaried employees whereby certain health care and life insurance benefits are provided on retirement. For this plan, medical trend rates assume escalation of 7 percent decreasing ratably to the ultimate medical trend rate of 4.5 percent in the year 2010. The accumulated postretirement benefit obligation and service cost plus interest would not increase significantly assuming a one percent increase in the medical trend rate as of and for the fiscal year ended June 30, 1996. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.5% at June 30, 1996 and July 1, 1995. The foreign plan is also unfunded.

     Postretirement benefit expense for the Company's domestic defined benefit health care plans for the fiscal years and periods June 30, 1996, July 1, 1995, December 31, 1994, May 1, 1994 and December 31, 1993 includes the following components (dollars in thousands):

                                                 SUCCESSOR                       PREDECESSOR
                                     ----------------------------------    ----------------------
                                      JUNE 30,   JULY 1,   DECEMBER 31,    MAY 1,    DECEMBER 31,
                                        1996       1995        1994         1994         1993
                                        ----       ----        ----         ----         ----
Service cost . . . . . . . . . . . .   $218        $86         $133        $ 55         $166
Interest cost on the accumulated
 postretirement benefit obligation .    410        195          277         123          369
Net amortization and deferral. . . .    (11)       (24)          --          --           --
                                       ----        ---         ----        ----         ----
Postretirement benefit expense . . .   $617       $257         $410        $178         $535
                                       ----        ---         ----        ----         ----
                                       ----        ---         ----        ----         ----

     Postretirement benefit expense for the Company's foreign defined benefit healthcare plans for the fiscal years and periods ended June 30, 1996, July 1, 1995, December 31, 1994, May 1, 1994, and December 31, 1993 includes the following components (dollars in thousands):

                                                    SUCCESSOR                         PREDECESSOR
                                      -------------------------------------    ------------------------
                                      JUNE 30,     JULY 1,     DECEMBER 31,    MAY 1,      DECEMBER 31,
                                        1996         1995          1994         1994           1993
                                        ----         ----          ----         ----           ----
Service cost for the current
 period. . . . . . . . . . . . . . .    $ --         $--           $ 37          $10          $30
Interest cost on the accumulated
 postretirement benefit obligation .      57          35             74           27           81
Net amortization and deferral. . . .     (20)        (14)            --           --           --
                                        ----         ---           ----          ---          ---
Postretirement benefit expense . . .     $37         $21           $111          $37         $111
                                        ----         ---           ----          ---          ---
                                        ----         ---           ----          ---          ---

     The funded status of both domestic and foreign defined benefit health care plans at June 30, 1996 and July 1, 1995 is as follows (dollars in thousands):

                                          JUNE 30, 1996            JULY 1, 1995
                                      --------------------     --------------------
                                      DOMESTIC     FOREIGN     DOMESTIC     FOREIGN
                                        PLANS        PLAN        PLANS        PLAN
                                        -----        ----        -----        ----
Accumulated postretirement
 benefit obligation:
Retirees . . . . . . . . . . . . . .    $3,104    $  828         $2,661      $  803
Fully eligible active plan
 participants. . . . . . . . . . . .       751        --            580          --
Active plan participants . . . . . .     2,021        --          2,205          --
Unrecognized gain. . . . . . . . . .       308       462            565         487
                                        ------    ------         ------      ------
Accrued postretirement benefit
 obligation. . . . . . . . . . . . .    $6,184    $1,290         $6,011      $1,290
                                        ------    ------         ------      ------
                                        ------    ------         ------      ------

     The Company has an employment agreement with an executive officer which provides the executive the option to purchase a specified percentage of the Company's common stock. Exercise of this option is contingent upon certain performance measures being achieved and other conditions specified in the agreement.

     The Predecessor Company had employment agreements with certain of its executives that became effective in 1991. These agreements provided the executives with specified benefits in the event of specified circumstances including a change in control (as defined). The benefits provided by these agreements were generally based on the fair value of the Predecessor Company's stock. Approximately $600,000 was expensed during the period ended
December 31, 1993 relating to these agreements. The May 2, 1994 purchase of the Predecessor Company by OYL was a change in control as defined by the agreements. The Predecessor Company expensed $2.2 million relating to these agreements during the period ended May 1, 1994.

     The Predecessor Company had an employee stock option plan for key management employees. The options were exercisable only under specified limited conditions including the change in control of the company. The May 2, 1994 purchase of the Predecessor Company was a change in control as defined by the stock option plan and accordingly the Predecessor Company expensed $717,000 relating to the stock option plan.

     As of December 31, 1993 an officer of the Predecessor Company held warrants to purchase shares of the Predecessor Company's common stock. The warrants were exercisable only under specified limited conditions (including completion of a public offering or sale of the company). The May 2, 1994 purchase of the Predecessor Company caused these warrants to become exercisable and accordingly the Predecessor Company expensed $5.9 million relating to the warrants during the period ended May 1, 1994.

11.  LEASES AND COMMITMENTS

     The following is a schedule of future minimum lease payments required under third party operating leases that have initial or remaining noncancelable lease terms in excess of one year (dollars in thousands):

         Year
         ----
         1997 . . . . . . . . . . . . . . . . . . . $8,452
         1998 . . . . . . . . . . . . . . . . . . .  4,986
         1999 . . . . . . . . . . . . . . . . . . .  2,799
         2000 . . . . . . . . . . . . . . . . . . .  1,343
         2001 . . . . . . . . . . . . . . . . . . .    824
         Thereafter . . . . . . . . . . . . . . . .      9

    Rental expense associated with third party operating leases was approximately $11.6 million, $5.6 million, $7.8 million, $2.8 million, and $11.0 million for the fiscal years and periods ended June 30, 1996,

July 1, 1995, December 31, 1994, May 1, 1994 and December 31, 1993,
respectively. It is expected that, in the normal course of business, leases that expire will be renewed or replaced by leases on other property and equipment.

     The Company has a contract whereby certain of its data processing operations are managed by a third party. Monthly charges during the fiscal years and periods ended June 30, 1996, July 1, 1995, December 31, 1994, May 1, 1994 and December 31, 1993 averaged approximately $832,000, $684,000, $758,000, $685,000, and $520,000, respectively under this contract. This contract extends through December 31, 2000 but includes certain early termination options.

12.  CONTINGENCIES

   INDEMNIFICATION AGREEMENT

     The purchase agreement between OYL and the former owners of the Predecessor Company contains certain indemnifications relating to specified contingencies that existed as of the acquisition date. Specifically, the former owners of the Predecessor Company have an indemnification obligation for losses relating to certain environmental, tax, and litigation matters.

     Under terms of the purchase agreement, the Company is responsible for the first $5.8 million of indemnified losses. Indemnified losses (net of recoveries) exceeding $5.8 million must be indemnified by the former owners of the Predecessor Company up to a maximum of $18 million. If the ultimate amount expended by the Company for contingencies subject to indemnification exceeds $23.8 million, the excess will be borne by the Company. If the aggregate amount expended is less than $23.8 million, the Company will first offset amounts exceeding $5.8 million against the $11.5 million promissory note discussed in Note 7. Indemnified losses in excess of $17.3 million would then be indemnified by the former owners of the Predecessor Company up to $6.5 million. Claims for indemnified losses can be made for up to five years after the acquisition date of May 2, 1994. The Company believes that the ultimate liability for indemnified losses will exceed $23.8 million and has recognized this noncurrent liability in the accompanying Consolidated Balance Sheets.

   ENVIRONMENTAL MATTERS

    The Company is subject to potential liability under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (CERCLA), and other federal, state and local statutes and regulations governing the discharge of pollutants into the environment and the handling and disposal of hazardous substances and waste. These statutes and regulations, amongst other things, impose potential liability on the Company for remediating contamination arising from the Company's past and present operations and from former operations of other entities at sites later acquired and now owned by the Company. Many of the Company's facilities have operated for many years, and substances which are or might be considered hazardous were generated, used, and disposed of at some locations, both on- and off-site. Therefore, it is possible that environmental liabilities in addition to those described below may arise in the future. The Company records liabilities if, in management's judgment, environmental assesments or remedial efforts are probable and the costs can be reasonably estimated. These accrued liabilities are not discounted. Such estimates are adusted if ne essary based on the completion of a formal study or the Company's commitment to a formal plan of action. The Company believes that all environmental liabilities discussed below are subject to the indemnification agreement with the former owners of the Predecessor Company described above.

     In 1988, a lawsuit was filed in federal court against the Predecessor Company concerning the alleged release of trichloroethylene at a former Visalia, California manufacturing facility (Visalia). In November 1990, the Predecessor Company entered into a settlement agreement with all known potentially responsible parties at Visalia whereby the Predecessor Company agreed to be solely responsible for the costs of the remaining cleanup. As of June 30, 1996 the Company and Predecessor Company had incurred over $10 million for cleanup costs and legal fees related to the Visalia site, and, although the exact amount of the costs of this remediation is not ascertainable, the Company estimates future probable costs to be approximately $7.5 million on a nondiscounted basis through the year 2006 based upon cost projections provided by the Company's environmental consultants.

     The Company had filed suit against several insurers seeking coverage with respect to the Visalia site. The Company and Predecessor Company have already settled with other insurers from which $11 million has been recovered. No amounts have been recorded in the accompanying Consolidated Balance Sheet relating to these potential recoveries.

     The Predecessor Company was named as a potentially responsible party arising from accidental trichloroethane spills at a facility in Wilmington, North Carolina. The Company estimates the probable expenses for future cleanup to be approximately $6.6 million on a nondiscounted basis through the year 2006 based upon cost projections provided by the Company's environmental consultants. The Predecessor Company has already recovered from its primary insurance carrier the limit of its policy related to this matter. The Company's excess insurance carrier failed to respond to the Company's claim for coverage. As a result, the Company filed suit against this carrier for recovery of the cleanup and remediation costs at the Wilmington site. The carrier was later granted permission by the Court to file a Motion for Summary Judgment. In November 1995, the Court granted the carrier's Motion as to liability but denied the Motion concerning the Company's bad faith and insurance code claims. Although these claims were set for trail, the Company asked the Court to make its coverage decision final and to abate the remaining claims so that the Company could appeal the Court's ruling on coverage. The court granted this request and the Company is in the process of appealing the Court's ruling. No amounts have been recorded in the accompanying consolidated Balance Sheets relating to these potential recoveries.

     In July 1993, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 93-5, "Accounting for Environmental Liabilities.'' EITF 93-5 requires that an environmental liability be evaluated independently from any potential claim for recovery (a two-event approach) and that the loss arising from the recognition of an environmental liability should be reduced only when a claim for recovery is probable of realization. This was in contrast to the Predecessor Company's past practice of recording a claim for recovery when realization was reasonably possible. During the fiscal year ended December 31, 1993 the Predecessor Company adopted EITF 93-5 and recognized a $13.9 million expense related to potential insurance claim recoveries relating to the Visalia and Wilmington sites. The Company recognized the expense as a change in accounting principle inseparable from a change in accounting estimate. The $13.9 million expense is included in selling, general and administrative expense in the accompanying Consolidated Statement of Operations.

     The Predecessor Company discovered contaminants in the soil and/or groundwater at its manufacturing facilities in Faribault, Minnesota, Scottsboro, Alabama and Staunton, Virginia. The level of contamination exceeds mandated levels and will require remediation. During the fiscal year ended December 31, 1993 the Predecessor Company recorded a provision of approximately $21.3 million relating to these sites. Based upon estimates prepared by environmental consultants, at June 30, 1996 the Company estimates that related probable remediation costs will be approximately $21 million. The Company is currently assessing its insurance coverage and potential recovery of such costs from third parties. No amounts have been recorded in the accompanying Consolidated Balance Sheets relating to these potential recoveries.

     INCOME TAX

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

     In March 1995, the Internal Revenue Service opened an examination of the Predecessor Company's tax returns for the years ending in 1991, 1992, 1993 and 1994. Other than issues originating in earlier years which would also affect these years, there have been no material adjustments proposed during this examination.

   LITIGATION

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

     The Company does not believe that the potential liability from the ultimate outcome of environmental, income tax and litigation matters will have a material adverse effect on it.

13.  EXTRAORDINARY ITEM

     During fiscal year June 30, 1996 the Company completed the Refinancing.
See Note 7.   As part of the Refinancing the Company used some of the
proceeds from the offering to repay long-term debt.   As a result, the
Company recorded an extraordinary item of $1.6 million ($2.7 million net of $1.1 million tax benefit) relating to an accelerated charge-off of unamortized debt issuance cost.

14.  SEGMENT INFORMATION

The Company serves the air quality control industry with three industry segments: Commercial Air Conditioning ("Commercial") the manufacture, sale and distribution of heating, ventilating and air conditioning products, Filtration Products ("Filtration"), the manufacture and sale of air filtration products and systems and Industrial Refrigeration ("Refrigeration") the manufacture sale and service of industrial
refrigeration and freezing equipment.   The Refrigeration segment was
entered into in December 1995 with the acquisition of J&E Hall. See note 15 for further discussion. Information relating to operations in each industry segment and information by geographic area is as follows as of and for the fiscal years and periods ended June 30, 1996, July 1, 1995, December 31, 1994, May 1, 1994 and December 31, 1993:

CLASSIFIED BY INDUSTRY:                               SUCCESSOR                                   PREDECESSOR
- -----------------------                     ----------------------------------------        ----------------------------
                                                           JANUARY 1,      MAY 2,           JANUARY 2,
                                            YEAR ENDED      1995 TO       1994 TO             1994 TO       YEAR ENDED
                                              JUNE 30,      JULY 1,     DECEMBER 31,           MAY 1,       DECEMBER 31,
                                                1996          1995          1994                1994            1993
                                            ----------     ----------   ------------        ----------      -----------
                                                                    (DOLLARS IN THOUSANDS)
Net Sales:
  Commercial..........................      $526,164        $253,874       $283,966           $133,782         $403,077
  Filtration..........................       341,707         175,520        201,705             99,290          303,897
  Refrigeration.......................        40,763              --             --                 --               --
  Eliminations........................        (7,239)           (884)          (990)              (588)          (1,478)
                                            --------        --------       --------           --------         --------
    Total.............................      $901,395        $428,510       $484,681           $232,484         $705,496
                                            --------        --------       --------           --------         --------
                                            --------        --------       --------           --------         --------

Operating Income (Loss):
  Commercial..........................      $ 29,929        $ 11,308       $  8,192           $ (1,860)        $(13,008)
  Filtration..........................        28,664          11,968         16,049              1,058           17,955
  Refrigeration.......................           485              --             --                 --               --
  Corporate...........................        (2,382)             --             --             (8,848)          (1,435)
                                            --------        --------       --------           --------         --------
    Total.............................      $ 56,696        $ 23,276       $ 24,241           $ (9,650)        $  3,512
                                            --------        --------       --------           --------         --------
                                            --------        --------       --------           --------         --------

Total Assets:
  Commercial..........................      $410,355        $393,954       $344,138           $172,990         $184,803
  Filtration..........................       320,125         324,120        324,892            227,410          225,723
  Refrigeration.......................        46,633              --             --                 --               --
  Corporate...........................        29,841          13,254         10,867             22,999           16,598
                                            --------        --------       --------           --------         --------
    Total.............................      $806,954        $731,328       $679,897           $423,399         $427,124
                                            --------        --------       --------           --------         --------
                                            --------        --------       --------           --------         --------
Depreciation/Amortization:
  Commercial..........................      $ 13,337        $  7,326       $  8,243           $  2,144         $  6,700
  Filtration..........................        11,355           6,193          6,453              3,904           14,812
  Refrigeration.......................           551              --             --                 --               --
  Corporate...........................           566              32             45                159               --
                                            --------        --------       --------           --------         --------
    Total.............................      $ 25,809        $ 13,551       $ 14,741           $  6,198         $ 21,582
                                            --------        --------       --------           --------         --------
                                            --------        --------       --------           --------         --------

Capital Expenditures:
  Commercial..........................      $  8,192        $  3,229       $  5,147           $   877          $  5,033
  Filtration..........................         5,782           2,468          3,115               944             3,651
  Refrigeration.......................           791              --             --                --                --
  Corporate...........................            --              --            192                --                61
                                            --------        --------       --------           --------         --------
    Total.............................      $ 14,765        $  5,697       $  8,454           $ 1,821          $  8,745
                                            --------        --------       --------           --------         --------
                                            --------        --------       --------           --------         --------

CLASSIFIED GEOGRAPHICALLY:                              SUCCESSOR                                   PREDECESSOR
- --------------------------                ----------------------------------------        ----------------------------
                                                         JANUARY 1,      MAY 2,           JANUARY 2,
                                          YEAR ENDED      1995 TO       1994 TO             1994 TO       YEAR ENDED
                                            JUNE 30,      JULY 1,     DECEMBER 31,           MAY 1,       DECEMBER 31,
                                              1996          1995          1994                1994            1993
                                              ----          ----          ----                ----            ----
                                                                  (DOLLARS IN THOUSANDS)
Net Sales:
  U.S.................................      $559,505        $261,159     $329,866            $136,668        $428,906
  Europe..............................       297,976         134,712      113,412              69,904         196,112
  Other...............................        43,914          32,639       41,403              25,912          80,478
                                            --------        --------     --------            --------        --------
      Total...........................      $901,395        $428,510     $484,681            $232,484        $705,496
                                            --------        --------     --------            --------        --------
                                            --------        --------     --------            --------        --------

Operating Income (loss):
  U.S.................................      $ 45,142        $ 18,785     $ 24,169            $  3,346        $ (3,000)
  Europe .............................        22,627           7,616        6,798              (4,572)          8,341
  Other...............................         4,787           4,172        1,877               2,119           7,905
  Corporate...........................       (15,860)         (7,297)      (8,603)            (10,543)         (9,734)
                                            --------        --------     --------            --------        --------
      Total...........................      $ 56,696        $ 23,276     $ 24,241            $ (9,650)       $  3,512
                                            --------        --------     --------            --------        --------
                                            --------        --------     --------            --------        --------

Total Assets:
  U.S.................................      $537,501        $542,198     $545,524            $258,122        $249,653
  Europe..............................       210,471         160,712      117,469             121,071         116,844
  Other...............................        29,141          15,164        6,037              21,208          44,029
  Corporate-U.S.......................        29,841          13,254       10,867              22,998          16,598
                                            --------        --------     --------            --------        --------
      Total...........................      $806,954        $731,328     $679,897            $423,399        $427,124
                                            --------        --------     --------            --------        --------
                                            --------        --------     --------            --------        --------

Depreciation/Amortization:
  U.S.................................      $ 21,214        $ 11,546     $ 12,899            $  4,762        $ 17,774
  Europe..............................         3,652           1,817        1,547               1,186           3,089
  Other...............................           377             156          250                 250             719
  Corporate-U.S.......................           566              32           45                  --              --
                                            --------        --------     --------            --------        --------
      Total...........................      $ 25,809        $ 13,551     $ 14,741            $  6,198        $ 21,582
                                            --------        --------     --------            --------        --------
                                            --------        --------     --------            --------        --------

Capital Expenditures:
  U.S.................................      $ 11,109        $  4,427     $  6,939            $  1,088       $   6,082
  Europe..............................         2,912           1,020          912                 710           2,334
  Other...............................           744             250          411                  23             268
  Corporate-U.S.......................            --              --          192                  --              61
                                            --------        --------     --------            --------        --------
      Total...........................      $ 14,765        $  5,697     $  8,454            $  1,821        $  8,745
                                            --------        --------     --------            --------        --------
                                            --------        --------     --------            --------        --------

     For the fiscal year ended December 31, 1993 the commercial segment includes a charge of approximately $35.2 million relating to environmental contaminants at several manufacturing facilities.

     Transfers between geographic areas are not significant. Identifiable assets are those assets identified with the operation of each business segment or geographic area.

15.  ACQUISITION OF J&E HALL LTD.

     On December 4, 1995 the Company, through one of its wholly-owned subsidiaries, acquired the UK and Ireland refrigeration and freezing operations of APV plc for consideration of approximately $35 million. The acquired business operates as J&E Hall Ltd. and is an integrated supplier of industrial refrigeration and freezing products, systems and services.

16.  RELATED PARTY TRANSACTIONS

     The Company has entered into trademark license and royalty agreements with O.Y.L. Manufacturing Company SDN BHD ("OMC") (the "OMC Agreement"), Shenzhen O.Y.L. Electrical Co. Ltd.

("Shenzhen") (the "Shenzhen Agreement") and P.T. O.Y.L. Sentra Manufacturing ("PT OYL"). Pursuant to such Agreements, the Company has granted OMC, Shenzhen and PT OYL, respectively, nonexclusive, nontransferable rights and licenses to use the trademark "McQuay" in connection with the sale and marketing of certain products exclusively through Shenzhen's, OMC's and PT OYL's respective international distribution networks. In exchange for such grants, OMC, Shenzhen and PT OYL have each agreed to pay the Company earned royalty payments ranging from 2% to 5% of the accumulated net sales of such products. Since July 1995, the Company has been paid or is owed $228,000 pursuant to the OMC Agreement, $39,000 pursuant to the Shenzhen Agreement and $3,000 pursuant to the PT OYL agreement. Each of OMC, Shenzhen and PT OYL are subsidiaries of OMC, Shenzhen and PT OYL are subsidiaries of OYL.

     In August 1995, the Company entered into an agreement with McQuay-Wuhan Air Conditioning & Refrigeration Company Ltd. ("McQuay-Wuhan"), a joint venture of Wuhan-New World Refrigeration Industrial Company Limited and McQuay Asia (Hong Kong) Ltd., an OYL subsidiary, to license certain technology and trademarks for use in the Peoples Republic of China in exchange for a royalty of 2%-3% of net sales. Pursuant to such agreement, royalties from the first two years of the contract will be accumulated and paid after the third year of the contract. Such accumulated royalty payments will be made quarterly and the amount of such payments will be dependent upon McQuay-Wuhan's financial condition.

     Hong Leong and its subsidiary companies, including OYL and the Company, have a policy of buying from related companies whenever feasible. During fiscal year ended June 30, 1996 pursuant to this policy, the Company and various of its subsidiaries sold an aggregate of approximately $14 million of the Company's products to various OYL entities in the ordinary course of business. These sales were made at what the Company considers to be normal distributor pricing levels. The Company does not expect a change in this policy and plans to continue to buy from and sell to OYL and Hong Leong related entities in the future in the ordinary course of business on terms that are, in the aggregate, no less favorable to the Company than those that could be obtained in a transaction on an arm's length basis.

     The Predecessor Company leased certain office space and equipment from the Predecessor Company's principal shareholder. Rental expense associated with such leases was approximately $73,000 and $144,000 for the period and year ended May 1, 1994 and December 31, 1993, respectively.

     The Predecessor Company funded certain "split-dollar" life insurance premiums for the principal shareholder of the Predecessor Company and his spouse. The policies were owned by certain irrevocable insurance trusts and annual premiums were approximately $280,000. Pursuant to a certain Split-Dollar Agreement, the Predecessor Company would be reimbursed for the premiums previously funded in the event of the death of the principal shareholder or his spouse or in the event of termination of the related life insurance policies. The principal shareholder and his spouse agreed to reimburse the Predecessor Company in the event the cash surrender values of the policies were not adequate upon cancellation of the policies. As of December 31, 1993 the Company had paid premiums of approximately $1.2 million related to these insurance policies.

     The shareholders of the Predecessor Company owned 100% of SnyderTech Corporation (STC) which, in turn, owns 72.5% of EnergyLine Systems, Inc. (EnergyLine). EnergyLine manufactures and markets digital, communicating controls and affiliated software products to original equipment manufacturers. Sales of controller products by EnergyLine to the Predecessor Company were approximately $1.0 million and $2.9 million for the period ended May 1, 1994 and December 31, 1993, respectively. EnergyLine sales to the Predecessor Company comprised 50% or more of EnergyLine's net sales in the period and year ended May 1, 1994 and December 31, 1993. The Predecessor Company's management believes that products were sold by EnergyLine to the Predecessor Company at competitive market prices.

     The Predecessor Company periodically made loans to STC, bearing market rates of interest and evidenced by unsecured promissory notes, to support EnergyLine's operations. Advances outstanding to STC from the Predecessor Company (including accrued interest) were approximately $2.8 million at

December 31, 1993. The advances bore interest at prime plus 1 1/2%. Interest income recognized on the advances to STC by the Company were $72,000 and $147,000 for the period and year ended May 1, 1994 and December 31, 1993, respectively. The principal shareholder of the Predecessor Company and his spouse personally guaranteed amounts owed the Predecessor Company from STC.

     The Predecessor Company made a loan of $750,000, bearing a fixed interest rate of 10% per annum and evidenced by an unsecured promissory note, to a director and officer of the Predecessor Company. The Predecessor Company director and officer and his spouse have personally guaranteed the amounts owed the Company.

     A law firm in which a Predecessor Company director and officer is a partner provided legal services for fees of approximately $0.5 million and $2.8 million during the period and year ended May 1, 1994 and December 31, 1993, respectively.

     Pursuant to the terms of the Stock Purchase Agreement (Agreement) between OYL and the shareholders of the Predecessor Company, OYL did not acquire or assume certain assets and liabilities (the "Excluded Assets") of the Predecessor Company. These assets included the "split-dollar" life insurance policies, unsecured promissory notes to STC, and the $750,000 loan to a director and officer of the Predecessor Company previously discussed, as well as certain other assets, primarily three idle manufacturing facilities. The Predecessor Company distributed the excluded assets with a carrying value of $11.6 million to the shareholder in conjunction with the sale. The Company no longer has a lease agreement for certain office space with the principal owner of the Predecessor Company. On May 2, 1994 the Company entered into a five year supply agreement with EnergyLine.

                         REPORT OF INDEPENDENT AUDITORS

Boards of Directors and Stockholder
AAF-McQuay Inc.

We have audited the consolidated balance sheets of AAF-McQuay Inc. and subsidiaries as of June 30, 1996 and July 1, 1995 and the related consolidated statements of operations, cash flows and stockholder's equity for the year ended June 30, 1996 and the period from January 1, 1995 to July 1 1995, and the period from May 2, 1994 to December 31, 1994 and the consolidated statements of operations, cash flows and stockholder's equity of SnyderGeneral Corporation and subsidiaries (the "Predecessor" Company) for the period from January 2, 1994 to May 1, 1994 and for the year ended
December 31, 1993 and have issued our report theron dated August 9, 1996 included elsewhere in this Annual Report on Form 10-K. Our audit also included the financial statement schedule listed in Item 14(a) of this Annual Report on Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit.

In our opinion, the financial statement schedule refered to above, when considered in relation to the basic financial statements taken as a whole presents fairly in all material respects the information set forth therein.

Ernst & Young LLP
- ------------------------------

Baltimore, Maryland
August 9, 1996

         SCHEDULE II.    VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                AAF-MCQUAY INC.
                             (DOLLARS IN THOUSANDS)

        COL. A                          COL. B             COL. C               COL. D       COL. E
                                                          ADDITIONS
                                                          ---------
                                       BALANCE AT    CHARGED TO  CHARGED TO                 BALANCE AT
                                      BEGINNING OF   COSTS AND     OTHER                      END OF
              DESCRIPTION                PERIOD       EXPENSES    ACCOUNTS     DEDUCTIONS     PERIOD
SUCCESSOR COMPANY

YEAR ENDED JUNE 30, 1996
Allowance for doubtful receivables..... $ 4,595         $ 1,285   $  733(c)      $  301(a)     $ 6,312
Accrued warranty expense...............  19,739          11,205    1,072(c)       9,838(b)      22,178

PERIOD ENDED JULY 1, 1995
Allowance for doubtful receivables.....   5,630           1,223      --           2,258(a)       4,595
Accrued warranty expense...............  19,043           4,717      --           4,021(b)      19,739

PERIOD ENDED DECEMBER 31, 1994
Allowance for doubtful receivables.....   5,677           1,134      --           1,181(a)       5,630
Accrued warranty expense...............  17,744           5,916      --           4,617(b)      19,043

PREDECESSOR COMPANY

PERIOD ENDED MAY 1, 1994
Allowance for doubtful receivables......  6,288           2,377      --           2,988(a)       5,677
Accrued warranty expense................ 17,497           3,075      --           2,828(b)      17,744

YEAR ENDED DECEMBER 31, 1993
Allowance for doubtful receivables......  5,909           2,563      --           2,184(a)       6,288
Accrued warranty expense................ 16,874           7,900      --           7,277(b)      17,497

- ----------------------
(a)   Uncollectible accounts written off net of recoveries.
(b)   Warranty claims honored during the year.
(c)   Amounts added during the year due to acquisition of J&E Hall.

                                   PART III

ITEM 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT


INTRODUCTION

NAME                             AGE                          POSITION
- ----                             ---                          --------
Joseph B. Hunter................ 59    President and Chief Executive Officer and Director

Gerald L. Boehrs................ 55    Executive Vice President and Chief Operating Officer of
                                       Commercial Air Conditioning Group and Director

Thomas K. Barber................ 54    Managing Director of Industrial Refrigeration Group

Michael J. Christopher.......... 52    Chief Financial Officer and Executive Vice President and Chief
                                       Operating Officer of Filtration Products Group and Director

Joseph R. Weaver, Jr............ 49    Secretary and General Counsel

Barton L. Bailey................ 52    Vice President, Human Resources

Andrew R. Morrison.............. 44    Treasurer

John M. Sichter................. 52    Controller

Dennis R. Marcott............... 44    President of Environmental Products Division, Filtration
                                       Products Group

Robert E. Brymer................ 38    President of Air Filtration Division, Filtration Products Group

Ho Nyuk Choy.................... 41    Director

Tan Sri Quek Leng Chan.......... 53    Director

Liu Wan Min..................... 51    Director

Roger Tan Kim Hock.............. 48    Director

    JOSEPH B. HUNTER has served as Chief Executive Officer of the Company since May 1994. Prior to joining the Company, Mr. Hunter served for 21 years in various executive capacities for York International Corporation and for his last 13 years with York as President of its International Business Group until March 1994.

    GERALD L. BOEHRS has served as Executive Vice President of the Company since May 1994, Chief Operating Officer of the Commercial Air Conditioning Group since May 1996 and Chief Operating Officer of the Filtration Products Group from May 1994 to May 1996. From 1992 to 1994, Mr. Boehrs served as Executive Vice President and General Manager of the Filtration Products Group. From 1989 to 1992, he served as Vice President, Technical Support. From 1987 until 1989, Mr. Boehrs headed the Company's residential HVAC business.

    THOMAS K. BARBER has served as Managing Director of the Industrial Refrigeration Group since December 1995. From 1993 to 1995, Mr. Barber served as Managing Director of the J&E Hall division of APV plc. From 1986 to 1993, Mr. Barber served as Managing Director of a sub-division of APV plc.

    MICHAEL J. CHRISTOPHER has served as Chief Financial Officer of the Company since March 1995 and Executive Vice President of the Company and Chief Operating Officer of the Filtration Products Group since June 1996. Mr. Christopher served as Vice President, Planning of the Company from June 1994 to June 1996. From 1984 to 1994, Mr. Christopher served in various financial and operating positions at York International Corporation, most recently in the International Group and prior to that as Vice President, Finance of its Applied Systems Group.

    JOSEPH R. WEAVER, JR., has served as Secretary and General Counsel of the Company since May 1994. From 1990 to 1994, Mr. Weaver served as Assistant General Counsel of the Company. From 1983 to 1990, Mr. Weaver was engaged in the private practice of law with the law firm of Caolo & Bell.

    BARTON L. BAILEY has served as Vice President, Human Resources of the Company since 1994. From 1987 to 1994, Mr. Bailey served as Vice President, Administration of the Company. Mr. Bailey has served in various executive capacities with the Company since 1983.

    ANDREW R. MORRISON has served as Treasurer of the Company since December 1995. From 1992 until 1995, Mr. Morrison served as Assistant Treasurer of PHH Corporation, a provider of vehicle management, relocation, real estate and mortgage banking services. From 1989 to 1992, Mr. Morrison served as Director of Corporate Finance of British Petroleum plc.

    JOHN M. SICHTER has served as Controller of the Company since April 1995. From 1990 to 1995, Mr. Sichter served as Assistant Controller of the Company. Mr. Sichter has served in various executive capacities with the Company since 1986.

    DENNIS R. MARCOTT has served as President of Environmental Products Division of the Filtration Products Group since June 1996. From November 1994 May 1996, Mr. Marcott served as Vice President of the Filtration Products Group and General Manager of the Air Pollution Control division. From 1990 to 1994, Mr. Marcott served in various executive capacities at York International and Donlee Tech. Prior to 1990 Mr. Marcott was employed with Westinghouse for 15 years.

    ROBERT E. BRYMER has served as President of Air Filtration Division of the Filtration Products Group since June 1996. Mr. Brymer served as Vice President of the Filtration Products Group, General Manager of the Air Filtration division and various other executive capacities with the Company since May 1993. Prior to 1993, Mr. Brymer served as the Vice President of Marketing and Sales for Wedge Innovations for three years and Director of Marketing and various other positions for Skill Tools for seven years.

    LIU WAN MIN has served as Deputy Chairman of OYL since 1993. From 1974 to 1993, Mr. Liu served as Group Managing Director of OYL.

    HO NYUK CHOY has served as Group Managing Director of OYL since 1993. From 1989 to 1993, Mr. Ho served in various management positions with OYL. Mr. Ho is a director of McQuay Asia (Hong Kong) Limited and Hume.

    TAN SRI QUEK LENG CHAN has served as Executive Chairman of Hume since 1990. He has served as Group Chief Executive Officer of Hong Leong since 1968. Mr. Quek currently serves as Executive Chairman of Hong Leong Credit Berhad, Hong Leong Bank Berhad, Hong Leong Industries Berhad, Malaysian Pacific Industries Bhd, and Hong Leong Properties Berhad, and as Chairman of Nanyang Press (Malaya) Berhad. Mr. Quek is a Director of OYL, Southern Steel Berhad and Tasek Cement BHD.

    ROGER TAN KIM HOCK has served as President and Chief Executive Officer of Hume since 1993. From 1988 to 1993, he served as Chief Executive Officer of HLG Securities Sdn Bhd. Mr. Tan serves as a Director of Hume.

    Each of the Directors of the Company has been a Director since May 2, 1994, except for Michael J. Christopher who was elected June 20, 1995. All Directors hold office until the next annual meeting of shareholders of the Company and until their successors have been elected and qualified. The Company does not currently pay the Directors any fees for serving on the Board of Directors, although the Company may consider a change in this policy in the future. Executive officers of the Company are elected by and serve at the discretion of the Board of Directors. There are no family relationships among the Directors or executive officers of the Company.

ITEM 11.  EXECUTIVE COMPENSATION

    SUMMARY COMPENSATION TABLE

    The following table sets forth information concerning compensation paid by the Company to the Chief Executive Officer and each of the next five most highly compensated executive officers of the Company, for services rendered in all capacities to the Company and its subsidiaries during the year ended June 30, 1996, the six month period ended July 1, 1995 and the year ended December 31, 1994.

                                                                                                LONG TERM
                                                      ANNUAL COMPENSATION                      COMPENSATION
                                                      -------------------                      ------------
                                                                                                LONG TERM
                                                                                                INCENTIVE
                                                                           OTHER ANNUAL           PLAN           ALL OTHER
NAME                                YEAR      SALARY $    BONUS $      COMPENSATION $(a)         PAYOUTS $      COMPENSATION $
- ----                                ----      --------    -------      -----------------       ------------     --------------
Joseph B. Hunter(b)................ 1996      365,095     400,625                    --                 --         12,219(c)
    President and Chief Executive   1995      180,000     130,027                    --                 --            531(c)
    Officer                         1994      255,000     176,693                    --                 --                --

Charles J. Tambornino(d)........... 1996      250,462      74,262              17,250(e)         375,607(f)       294,829(g)
    Former Executive Vice President 1995      125,000     113,506                    --          384,473(f)         3,750(c)
                                    1994      233,862     172,969                    --          347,139(f)         7,500(c)

Gerald L. Boehrs................... 1996      177,323      87,975                    --          136,557(f)         7,026(c)
    Executive Vice President        1995       86,769      59,813                    --          139,808(f)         3,188(c)
                                    1994      156,215     108,277                    --          126,232(f)         6,375(c)

Michael J. Christopher(b).......... 1996      175,077     102,272                    --                 --        10,267(c)
    Executive Vice President and    1995       81,077      59,375                    --                 --               --
    Chief Financial Officer         1994       77,964      60,896                    --                 --               --

Barton L. Bailey................... 1996      158,543      91,085              25,834(i)         170,729(f)        6,594(c)
    Vice President, Human           1995       77,106      44,513              64,951(j)         174,760(f)        3,188(c)
    Resources                       1994      136,017      80,963(h)           61,043(k)         157,790(f)        6,375(c)

Dennis R. Marcott (b) ............. 1996      129,308      60,000                     --                --         1,530(c)
    President of Environmental      1995       62,500      35,714                     --                --         3,188(c)
    Products Division               1994       13,462      14,286             112,077(l)                --         6,375(c)

(a) Unless otherwise indicated, the aggregate dollar cost to the Company of perquisites and other personal benefits received by the executives did not exceed the lesser of $50,000 or 10% of the total amounts reported in the Salary and Bonus columns.

(b) Messrs. Hunter, Christopher and Marcott were hired by the Company in May 1994, June 1994 and November 1994, respectively.

(c)   Represents contributions by the Company to the Company's 401(k) plan.

(d)   Mr.  Tambornino left the Company in May 1996.

(e) Represents compensation for consulting services provided to the Company, subsequent to Mr. Tambornino's separation from the Company.

(f)   Represents payouts from the Company's Equity Participation Plan.

(g) Represents $256,000 in compensation for severance pay, $15,000 in reimbursement for outplacement services and $14,000 representing the fair market value of a company automobile transfered to Mr. Tambornino. Amount also includes a cash payment to Mr. Tambornino representing the amount that the Company would have contributed to the Company's 401(k) plan on Mr. Tambornino's behalf if Mr. Tambornino had been employed by the Company until the end of the fiscal year.

(h)   Includes relocation bonus of $18,225.

(i) Represents compensation for additional taxes payable on his 1996 Equity Participation Plan payout resulting from Mr. Bailey's relocation to Maryland from Texas.

(j) Includes perquisites, other personal benefits, reimbursement for taxes and reimbursement for moving expenses. Mr. Bailey was reimbursed $8,222 for income taxes payable on amounts disbursed by the Company on Mr. Bailey's behalf in connection with his relocation and $25,475 for additional taxes payable on his 1995 Equity Participation Plan payout resulting from his relocation to Maryland from Texas. The reimbursement for moving expenses totaled $28,462.

(k)   Includes perquisites, other personal benefits, reimbursement for taxes
      and reimbursement for moving expenses.  Mr. Bailey   was reimbursed
      $24,131 for taxes payable on amounts disbursed by the Company on Mr. Bailey's behalf in connection with his relocation. The reimbursement for moving expenses totaled $30,667.

(l) Includes reimbursement for taxes and reimbursement for moving expenses. Mr. Marcott was reimbursed $29,910 for income taxes payable on amounts disbursed by the Company on Mr. Marcott's behalf in connection with his relocation. The reimbursement for moving expenses totaled $82,167.

   EMPLOYMENT AGREEMENT

      As of the OYL Acquisition date, AAF-McQuay Group Inc., the Company's parent, entered into an employment agreement with Mr. Hunter. Pursuant to this agreement, Mr. Hunter serves as President and Chief Executive Officer of the Company at a current base salary of $399,120 per year and a bonus of not less than $140,000 per year. Mr. Hunter's employment agreement expires May 2, 1999.

      In addition, AAF-McQuay Group Inc. entered into an option agreement with Mr. Hunter as of the OYL Acquisition date pursuant to which Mr. Hunter was granted options to purchase such number of shares of Common Stock of the AAF-McQuay Group Inc. which represent 5% of the total outstanding shares of the Common Stock after such exercise. The employment agreement and the option agreement are expected to be replaced upon the effectiveness of the Company's Stock Option Plan discussed below.

   EMPLOYEE BENEFIT PLANS

      EQUITY PARTICIPATION PLAN. Effective January 1, 1991 the Company established an Executive Employment and Compensation Plan (the "Equity Participation Plan") and entered into Executive Employment and Compensation Agreements with certain executive officers of the Company including Messrs. Tambornino, Boehrs and Bailey (each of such executive officers is referred to herein as a "NEPI Holder"). Under the Equity Participation Plan the Company agreed to provide each such officer a contingent net equity participation interest (a "NEPI Interest") in the Company under certain circumstances as follows: Mr. Tambornino - 1.1%, Mr. Boehrs - 0.4% and Mr. Bailey - 0.5%.

      Pursuant to the Equity Participation Plan, as modified effective May 2, 1994 and in connection with the OYL Acquisition, 10% of each NEPI Holder's NEPI Interest is designated a Reserve Amount and 90% of each NEPI Holder's NEPI Interest has been paid or is payable by the Company to the NEPI Holder pursuant to the following formula: one-third on May 2, 1994; one-third on May 2, 1995; and one-third on

May 2, 1996. On April 29, 1994 the Company established and funded an irrevocable trust for the purpose of making such NEPI Interest payments to NEPI Holders in due course. On May 2, 1996 the final distributions were made from the trust.

      Under the terms of the Equity Participation Plan, as modified, each NEPI Holder's Reserve Amount is subject, pro rata and severally not jointly, to claims for certain indemnifications in connection with the OYL Acquisition. See "Certain Transactions".

      RETIREMENT PLAN. Effective April 3, 1982, the Company adopted the Predecessor Company Retirement Plan (the "Retirement Plan"), which was amended as of January 1, 1991 and further amended as of May 1, 1991 and December 31, 1991. The Retirement Plan has been maintained for the benefit of certain salaried and hourly employees of the Company. Effective January 1, 1989, benefits for most salaried participants in the Retirement Plan were frozen as of December 31, 1988.

      Normal retirement age under the Retirement Plan is age 65. A participant's annual rate of pension commencing after retirement is determined based on a number of factors, including that participant's earnings, years of service and contributions.

      The annual benefit amount, commencing at normal retirement age and payable as a single life annuity, under the Retirement Plan for Messrs. Boehrs, Bailey and is approximately $1,777, and $2,514, respectively.

      SENIOR EXECUTIVE SEVERANCE PLAN. Effective April 26, 1994 the Company established a Senior Executive Severance Plan (the "Severance Plan") and, pursuant thereto, entered into senior executive severance agreements with certain executive officers of the Company including Messrs. Tambornino, Boehrs, and Bailey. Pursuant to the Severance Plan and the applicable agreements, upon involuntary termination without good cause of such executive officer, the executive officer will be entitled to receive his base salary as then in effect for a maximum period of 12 months and cash in respect of certain retirement benefits. Pursuant to such agreements, involuntary termination "without good cause" is defined to include (i) any termination that does not result from material dishonesty, significant fraud, willful negligence or gross and material malfeasance detrimental to the Company or
(ii) any requirement that the executive be based or perform services at a new location, a material change in the position, duties, authority or responsibilities of the executive or any decrease in the executive's compensation.

      SEVERANCE AGREEMENT. Effective June 21, 1996, the Company entered into a Separation of Employment Agreement, General Release, Consulting Agreement and Non-Competition Agreement (the "Severance Agreement") with Charles J. Tambornino, a former Director and Executive Vice President of the Company. Pursuant to the Severance Agreement: (1) the Company is obligated to (i) pay
Mr. Tambornino $256,000 as severance pay, in 12 monthly installments and maintain certain of his employee benefits until May 15, 1997, (ii) pay Mr. Tambornino $15,000 as reimbursement for the use of outplacement services,
(iii) transfer to Mr. Tambornino the title to his company automobile, and
(iv) pay Mr. Tambornino a pro rata portion of any bonus to which he would be entitled if he had remained employed by the Company through June 30, 1996;
and (2) Mr. Tambornino is obligated not to compete with the Company and to maintain the confidentiality of certain confidential information of the
Company until December 31, 1999.   Further, Mr. Tambornino and the Company
have entered into a consulting arrangement pursuant to which Mr. Tambornino has agreed to perform 20 hours per week of consulting services for the Company until December 31, 1999 for which the Company will pay Mr. Tambornino $138,000 per year plus $150 per hour for each hour Mr. Tambornino works in excess of 20 hours per week. The consulting arrangement is terminable by the Company or Mr. Tambornino on 30 days notice. If the Company terminates the consulting arrangement without cause prior to December 31, 1999, the Company is obligated to pay Mr. Tambornino $100,000 per year until December 31, 1999.
If Mr. Tambornino terminates the consulting arrangement prior to December 31, 1999 or dies or becomes disabled prior to January 1, 2000 and prior to any termination of the consulting arrangement by the Company, the Company is obligated to pay Mr. Tambornino $50,000 per year until December 31, 1999.

      SALARY CONTINUATION PLAN. Effective January 1, 1990, the Company established an Executive Salary Continuation Plan (the "Salary Continuation Plan") for certain executive officers and key employees of the Company which provides for compensation in the event of retirement or death.

      In the event a participant retires after he attains the age of 65 the Company is required to pay to the participant a specified amount ($50,000 per year in the case of each of Messrs. Tambornino, Boehrs and Bailey) until the earlier of (i) the date of death of the participant or (ii) the first day of the month following the ninth anniversary of the date of retirement of the participant. The Salary Continuation Plan further provides for adjustments in the event of early retirement. In the event the participant becomes totally disabled or is terminated involuntarily without good cause, the participant will remain eligible for the benefits. In the event of the death of a participant while actively employed by the Company, the Company will make such payments to the designated beneficiary of the participant.

   STOCK OPTION PLAN

      The Company expects to adopt a Stock Option Plan which will provide for the grant of non-qualified stock options to purchase the Company's parent AAF-McQuay Group Inc. Common Stock to certain members of management and key employees. The Stock Option Plan must be approved by the Kuala Lumpur Stock Exchange and OYL's public shareholders and will become effective upon such approvals.

   COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      Mr. Hunter is the only officer or employee of the Company who participated in deliberations of the Company's Board of Directors concerning executive officer compensation during the last fiscal year.

ITEM  12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                                  PRINCIPAL STOCKHOLDERS

    The following table sets forth information as of June 30, 1996 with respect to the beneficial ownership of shares of the Company's Common Stock by each person known to the Company to own 5% or more of its Common Stock (determined in accordance with the applicable rules of the Commission), and by the Company's directors and current executive officers and such directors and executive officers as a group.

                   COMMON STOCK, PAR VALUE $100.00 PER SHARE

NAME                                                          NUMBER OF SHARES          PERCENT OUTSTANDING
- ----                                                          ----------------          -------------------
AAF-McQuay Group Inc.(a).....................................       2,947                      100
  Legg Mason Tower, Suite 2800
  111 South Calvert Street
  Baltimore, Maryland 21202

All current directors and executive officers as a group
  (13 persons)(a).............................................          0                        0

(a) AAF-McQuay Group Inc. is a wholly-owned subsidiary of OYL (Jalan Pengapit 15/19, 40000 Shah Alam, Selangor Darul Ehsan, Malaysia). OYL is publicly traded on the Kuala Lumpur Stock Exchange. Approximately 62.5% of the outstanding stock of OYL is owned by Hume, a company also publicly traded on the Kuala Lumpur Stock Exchange. Approximately 43.2% of the outstanding stock of Hume is owned by Hong Leong (Hong Leong Group, Level 10, Wisma Hong Leong, 18 Janlan Perak, 50450 Kuala Lumpur, Malaysia). Tan Sri Quek Leng Chan is a director of the Company, a director and the Chairman of AAF-McQuay Group Inc., the Executive Chairman of Hume and a controlling shareholder of Hong Leong.

SECURITY OWNERSHIP OF MANAGEMENT IN PARENTS OF THE COMPANY

    The following tables set forth information as of June 30, 1996 OYL and Hume pertaining to the beneficial ownership of shares of the respective company's equity securities by the Company's directors and current executive officers and such directors and executive officers as a group.


               OYL ORDINARY SHARES, PAR VALUE RM 1.00 PER SHARE

NAME                                                                       NUMBER OF SHARES      PERCENT OUTSTANDING
- ----                                                                       ----------------      -------------------
Tan Sri Quek Leng Chan...................................................     76,863,181(a)                 62.5

Liu Wan Min..............................................................      7,502,000                     6.1

Ho Nyuk Choy.............................................................         40,000                     *

Joseph B. Hunter.........................................................         25,000                     *

Michael J. Christopher...................................................          1,000                     *
All current directors and executive officers as a group
  (13 persons)......................................................... ..    84,430,181                    68.6

             HUME ORDINARY STOCK UNITS, PAR VALUE RM 1.00 PER UNIT

NAME                                                                       NUMBER OF SHARES      PERCENT OUTSTANDING
- ----                                                                       ----------------      -------------------
Tan Sri Quek Leng Chan...................................................     107,134,455(b)             43.2
All current directors and executive officers as a group
   (13 persons).........................................................      107,134,455                43.2

*     Less than one percent (1%).
(a) Includes 76,862,681 shares held by Hume, a company publicly traded on the Kuala Lumpur Stock Exchange. Approximately 43.2% of the outstanding stock of Hume is owned by Hong Leong (Hong Leong Group, Level 8, Wisma Hong Leong, 18 Janlan Perak, 50450 Kuala Lumpur, Malaysia). Tan Sri Quek Leng Chan is the Executive Chairman of Hume and a controlling shareholder of Hong Leong.
(b)   Includes 107,084,455 shares held by Hong Leong.

ITEM 13.  CERTAIN  RELATIONSHIP AND RELATED TRANSACTIONS

    In January 1995, OYL loaned $10 million to the Company in exchange for which the Company issued a promissory note in the principal amount of $10 million in favor of OYL. In March 1995, the promissory note was transferred to the Company as an additional capital contribution.

    In connection with the acquisition of J & E Hall, which is now a wholly-owned subsidiary of the Company, OYL issued a standby letter of credit dated November 24, 1995 in the amount of L22.5 million. Such standby letter of credit supports the J & E Hall L22.0 million revolving credit facility.
No fees were paid to OYL in connection with such letter of credit.

    In March 1995, the Company obtained letter of credit facilities totaling $25 million that are supported by letters of credit from OYL (including the $11.5 million letter of credit described below), which were fully utilized at July 1, 1995. The commitments made under these new facilities expire in March 1996, but may be extended annually for successive one year periods with the consent of OYL and the banks providing the facilities. No fees were paid to OYL in connection with the letter of credit facilities.

    In March 1995, the Company transferred its Singapore HVAC business to McQuay Air Conditioning (Singapore) Pte. Ltd., a subsidiary of OYL. Assets including motor vehicles, office equipment, furniture and fixtures, inventory, deposits and prepayments were transferred with the business. The business was transferred for a consideration of approximately $323,000 which was equal to its net book value.

    In connection with the OYL Acquisition, the Company issued an $11.5 million promissory note to Mr. Snyder, Mr. Caolo and the following holders of contingent net equity participation interests in the Company: Mr. Bailey, Mr. Boehrs, James F. Brum, Dick W. Driggs, Norbert O. Grohmann, Bruce E. Hebert and Mr. Tambornino (each a "NEPI Holder") all of whom were officers of the Company prior to the OYL Acquisition. Payment of the promissory note is secured by an $11.5 million irrevocable standby letter of credit. The promissory note bears interest semi-annually at a rate of up to six percent and matures on May 2, 1999. The principal amount of the promissory note is subject to offset for claims for indemnification on certain matters. Any such offset would be allocated 88.6% to Mr. Snyder, 7.6% to Mr. Caolo and the balance among the NEPI Holders. The principal amount of the promissory note becomes subject to offset claims only to the extent that indemnification claims, less recoveries from third parties ("Net Indemnification Claims"), exceed $5.8 million (the "Deductible Amount") in the aggregate. To the extent that Net Indemnification Claims exceed the Deductible Amount and the principal amount of the promissory note, such claims are required to be paid by Mr. Snyder up to an additional $6.5 million in the aggregate.

    The Company has entered into trademark license and royalty agreements with O.Y.L. Manufacturing Company SDN BHD ("OMC") (the "OMC Agreement"), Shenzhen O.Y.L. Electrical Co. Ltd. ("Shenzhen") (the "Shenzhen Agreement") and P.T. O.Y.L. Sentra Manufacturing ("PT OYL"). Pursuant to such Agreements, the Company has granted OMC, Shenzhen and PT OYL, respectively, nonexclusive, nontransferable rights and licenses to use the trademark "McQuay" in connection with the sale and marketing of certain products exclusively through Shenzhen's, OMC's and PT OYL's respective international distribution networks. In exchange for such grants, OMC, Shenzhen and PT OYL have each agreed to pay the Company earned royalty payments ranging from 2% to 5% of the accumulated net sales of such products. Since July 1995, the Company has been paid or is owed $228,000 pursuant to the OMC Agreement, $39,000 pursuant to the Shenzhen Agreement and $3,000 pursuant to the PT OYL agreement. Each of OMC, Shenzhen and PT OYL are subsidiaries of OYL.

    In August 1995, the Company entered into an agreement with McQuay-Wuhan Air Conditioning & Refrigeration Company Ltd. ("McQuay-Wuhan"), a joint venture of Wuhan-New World Refrigeration Industrial Company Limited and McQuay Asia (Hong Kong) Ltd., an OYL subsidiary, to license certain technology and trademarks for use in the Peoples Republic of China in exchange for a royalty of 2%-3% of net sales. Pursuant to such agreement, royalties from the first two years of the contract will be accumulated and paid after the third year of the contract. Such accumulated royalty payments will be made quarterly and the amount of such payments will be dependent upon McQuay-Wuhan's financial condition.

    Hong Leong and its subsidiary companies, including OYL and the Company, have a policy of buying from related companies whenever feasible. During fiscal year ended June 30, 1996 pursuant to this policy, the Company and various of its subsidiaries sold an aggregate of approximately $14 million of the Company's products to various OYL entities in the ordinary course of business. These sales were made at what the Company considers to be normal distributor pricing levels. The Company does not expect a change in this policy and plans to continue to buy from and sell to OYL and Hong Leong related entities in the future in the ordinary course of business on terms that are, in the aggregate, no less favorable to the Company than those that could be obtained in a transaction on an arm's length basis.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  FINANCIAL STATEMENTS

               1.   Financial Statements
                         Report of the Independent Auditors

                         Consolidated Balance Sheets-
                         at June 30, 1996 and July 1, 1995

                         Consolidated Statements of Operations-
                         Year ended June 30, 1996 the period from January 1, 1995 to July 1, 1995, the period from May 2, 1994 to December 31, 1994, the period from January 2, 1994 to May 1, 1994 and the year ended December 31, 1993

                         Consolidated Statements of Cash Flows-
                         Year ended June 30, 1996 the period from January 1, 1995 to July 1, 1995, the period from May 2, 1994 to December 31, 1994, the period from January 2, 1994 to May 1, 1994 and the year ended December 31, 1993

                         Consolidated Statements of Stockholder's Equity (Deficit)-
                         Year ended June 30, 1996 the period from January 1, 1995 to July 1, 1995, the period from May 2, 1994 to December 31, 1994, the period from January 2, 1994 to May 1, 1994 and the year ended December 31, 1993


               2.  Financial Statement Schedules

               II.  Valuation and Qualifying Accounts and Reserves

                       All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

     (b)  EXHIBITS


          3.1          Articles of Incorporation(1)
          3.2          By-Laws(1)
          4.1 Indenture dated as of February 14, 1996 with IBJ Schroder Bank and Trust Company(2)
          4.2          Form of Note (included in Exhibit 4.1)
          10.1         Employment Agreement dated May 2, 1994 with Joseph B.
                       Hunter(1)
          10.2         Stock Opinion Agreement dated May 2, 1994 with Joseph B.
                       Hunter(1)
          10.3 Executive Employment and Compensation Agreement dated January 1, 1991 with Barton L. Bailey(1)
          10.4         NEPI Modification Agreement dated May 2, 1994 with Barton
                       L. Bailey(1)
          10.5 NEPI Relinquishment and Release Agreement dated May 2, 1994 with Barton L. Bailey(1)
          10.6 NEPI Indemnification Modification Agreement dated May 2, 1994 with Barton L. Bailey(1)
          10.7 Senior Executive Severance Agreement dated April 26, 1994 with Barton L. Bailey(1)
          10.8 Executive Salary Continuation Agreement Dated July 25,1990 with Barton L. Bailey(1)
          10.9 Executive Employment and Compensation Agreement dated January 1, 1991 with Gerald L. Boehrs(1)

          10.10        NEPI Modification Agreement dated May 2,1994 with
                       Gerald I. Boehrs(1)
          10.11 NEPI Relinquishment and Release Agreement dated May 2, 1994 with Gerald L. Boehrs(1)
          10.12 NEPI Indemnification Modification Agreement dated May 2, 1994 with Gerald L. Boehrs(1)
          10.13 Senior Executive Severance Agreement dated April 26, 1994 with Gerald L. Boehrs(1)
          10.14 Executive Salary Continuation Agreement dated July 25, 1990 with Gerald L. Boehrs(1)
          10.15 Executive Employment and Compensation Agreement dated January 1, 1991 with Charles J. Tambornino(1)
          10.16 NEPI Modification Agreement dated May 2, 1994 with Charles J. Tambornino(1)
          10.17 NEPI Relinquishment and Release Agreement dated May 2, 1994 with Charles J. Tambornino(1)
          10.18 NEPI Indemnification Modification Agreement dated May 2, 1994 with Charles J. Tambornino(1)
          10.19        Executive Salary Continuation Agreement dated
                       July 25,1990 with Charles J. Tambornino(1)
          10.20        NEPI Irrevocable Trust Agreement(1)
          10.21 Paying Agent Agreement dated May 2, 1994 with OYL, Richard W. Snyder and certain other parties specified therein(1)
          10.22        $11,500,000 Note dated May 2, 1994 to Bank One, Texas,
                       N.A.(1)
          10.23 $13,500,000 Reimbursement Agreement dated March 22, 1995 with the Bank of Nova Scotia(1)
          10.24 L22,000,000 Line of Credit Agreement dated November 30, 1995 with Bank of America(1)
          10.25        $11,500,000 Amended Line of Credit Agreement dated
                       April 5, 1995 with Citibank N.A.(1)
          10.26 SnyderGeneral Stock Purchase Agreement dated March 31, 1994 with OYL, Richard W. Snyder and certain other parties listed therein(1)
          10.27        SnyderGeneral Tax Indemnification Agreement dated
                       May 2,1994 with Richard W. Snyder and certain other parties listed therein(1)
          10.28        Final Form of J&E Hall Stock Purchase Agreement dated
                                           , 1995 with APV plc(1)
          10.29        Trademark License and Royalty Agreement dated
                       December 27, 1995 with P.T. O.Y.L. Sentra
                       Manufacturing(1)
          10.30        Trademark License and Royalty Agreement dated
                       December 27, 1995 with Shenzhan O.Y.L. Electrical Company Ltd.(1)
          10.31        Trademark License and Royalty Agreement dated
                       December 27, 1995 with O.Y.L. Manufacturing Company SDN BHD(1)
          10.32 Technology Licensing Agreement dated August 8, 1995 with McQuay-Wuhan Air Conditioning & Refrigeration Company Ltd.(1)
          10.33 Asset Transfer Agreement dated May 29, 1995 by and among AAF Asia Pte., Ltd. and McQuay Air Conditioning (Singapore) Pte. Ltd.(1)
          10.34 Supply and Procurement Agreement dated May 2, 1994 with EnergyLine Systems, Inc.(1)
          10.35 Credit Agreement dated July 21, 1995 with the Bank of Nova Scotia, Bank Bumiputra Malaysia Berhad, New York Branch and certain financial institutions listed therein(1)
          10.36 First Amendment to Credit Agreement dated April 14, 1995 with the Bank of Nova Scotia, Bank Bumiputra Malaysia Berhad, New York Branch and certain financial institutions listed therein(1)
          10.37 Second Amendment to Credit Agreement dated November 28, 1995 with the Bank of Nova Scotia, Bank Bumiputra Malaysia Berhad, New York Branch and certain financial institutions listed therein(1)
          10.38 Third Amendment to Credit Agreement dated February 7, 1996 with The Bank of Nova Scotia, Bank Bumiputra Malaysia Berhad, New York Branch and certain financial institutions listed therein(2)

          10.39        Receivables Purchase Agreement dated February 14, 1996
                       with AAF-McQuay Funding Corporation(2)
          10.40        $80,000,000 Trade Receivables Purchase and Sale Agreement
                       dated as of February 14, 1996 with AAF-McQuay Funding
                       Corporation, Citibank, N.A., Citicorp North America, Inc.
                       and certain other parties listed therein(2)
          10.41        $80,000,000 Trade Receivables Purchase and Sale Agreement
                       dated as of February 14, 1996 with AAF-McQuay Funding
                       Corporation, Citibank, N.A., Citicorp North America, Inc.
                       and Corporate Receivables Corporation(2)
          10.42        Separation of Employment Agreement, General Release,
                       Consulting Agreement and Non-Competition Agreement dated
                       as of  June 21, 1996 with Charles J. Tambornino(3)
            21         Subsidiaries(1)
            24         Power of Attorney(3)
            27         Financial Data Schedule(3)


- --------------------------------
(1) Incorporated by reference to Pre-Effective Amendment Number 1 to the Company's Registration Statement (File No. 33-80701) on Form S-1 as filed with the Securities and Exchange Commission (the "Commission") on January 26, 1996.

(2) Incorporated by reference to the Company's Current Report on Form 8-K as filed with the Commission on April 26, 1996.

(3)  Filed herewith.

     (c)  REPORTS ON FORM 8-K.

                       The Company filed a Current Report on Form 8-K on April 24, 1996 in order to file executed copies of Exhibits 10.38, 10.39, 10.40 and 10.41 as listed above.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Baltimore, State of Maryland, on September 16, 1996.

                                        AAF-MCQUAY INC.



                                        By: /s/ Joseph B. Hunter              .
                                            -----------------------------------
                                            Joseph B. Hunter
                                            President and Chief Executive
                                            Officer


     Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.


/s/ Joseph B. Hunter              .          September 16, 1996
- -----------------------------------
Joseph B. Hunter
Principal Executive Officer


/s/ Michael J. Christopher        .          September 16, 1996
- -----------------------------------
Michael J. Christopher
Principal Financial and
Accounting Officer


The Board of Directors:

          Joseph B. Hunter                   Michael J. Christopher
          Liu Wan Min                        Quek Leng Chan
          Ho Nyuk Choy                       Roger Tan Kim Hock
          Gerald L. Boehrs


By: /s/ Joseph B. Hunter          .          September 16, 1996
   -------------------------------
        Joseph B. Hunter
        Attorney-in-Fact

     SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE SECURITIES EXCHANGE ACT 0F 1934 BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

     No annual report or proxy materials have been sent to security-holders during the period covered by this report.

                               Exhibit Index

Number            Description
- ------            -----------

10.42             Separation of Employment Agreement, General
                  Release, Consulting Agreement and Non-Competition Agreement dated as of June 21, 1996 with Charles
                  Tambornino..............................................

24                Power of Attorney.......................................

27                Financial Data Schedule.................................