Form 10-Q
period 1996-09-28
AAF MCQUAY INC
filed 1996-11-12
CIK 1005272

                 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                               FORM 10-Q

(Mark One)

/ X /  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 1996

                                          OR

/   /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number:         33-80701

                                   AAF-MCQUAY INC.
---------------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)

         DELAWARE                                     41-0404230
-------------------------------     ---------------------------------------
State or other jurisdiction of      (I.R.S. Employer Identification number)
incorporation or organization)


111 SOUTH CALVERT STREET, BALTIMORE, MARYLAND            21202
---------------------------------------------          ----------
(Address of principal executive offices)               (Zip code)

(410) 528-2755
----------------
(Registrant's telephone number, including area code)

                                   NOT APPLICABLE
---------------------------------------------------------------------
(Former name, former address and formal fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes    X      No
                                                    -------        ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,497 shares of Common Stock, par value $100.00 per share, were outstanding as of September 28,1996.

                                        INDEX

                           AAF-MCQUAY INC. AND SUBSIDIARIES

                                                                     Page
                                                                     -----

Part I -  Financial Information                                         3

Item 1.   Financial Statements (unaudited)                              3

          Consolidated Balance Sheets as of
          September 28, 1996 and June 29, 1996                          3

          Consolidated Statements of Operations
          Three months ended September 28, 1996 and
          September 30, 1995                                            4

          Condensed Consolidated Statements of Cash Flows
          Three months ended September 28, 1996 and
          September 30, 1995                                            5

          Notes to the Consolidated Financial Statements                6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                 9

Part II - Other Information                                            12

Item 6.   Exhibits and Reports on Form 8-K                             12

Signatures                                                             13

PART I:       FINANCIAL INFORMATION

    ITEM 1.   FINANCIAL STATEMENTS

                           AAF-MCQUAY INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                      (dollars in thousands, except share data)


                                              SEPTEMBER 30,      JUNE 30,
                                                  1996             1996
                                              -------------      ---------
                                               (UNAUDITED)

                       ASSETS:

Current assets:
  Cash and cash equivalents                       $  9,853       $ 20,824
  Accounts receivable                              207,469        225,337
  Inventories                                      121,382        115,273
  Other current assets                               4,275          5,055
                                                   --------      --------
      Total current assets                         342,979        366,489
Property, plant and equipment, net                 147,860        149,235
Cost in excess of net assets acquired and
 other identifiable intangibles, net               269,227        271,840
Other assets and deferred charges                   19,455         19,390
                                                   ---------     --------
     Total Assets                                 $779,521       $806,954
                                                  ========       ========


     LIABILITIES AND STOCKHOLDER'S EQUITY:


Current liabilities:
  Short-term borrowings                           $ 57,724       $ 65,538
  Current maturities of long-term debt              10,294          9,879
  Accounts payable, trade                           99,837        108,792
  Accrued warranty                                  14,126         14,256
  Other accrued liabilities                         65,616         75,411
                                                   ---------     --------
     Total current liabilities                     247,597        273,876
Long-term debt                                     225,004        227,490
Other liabilities                                  106,402        106,305
                                                   --------      --------
     Total liabilities                             579,003        607,671

Stockholder's equity:
  Preferred stock ($1 par value; 1,000
   shares authorized, none issued)
  Common stock ($100 par value; 8,000
   shares authorized, 2,497 shares
   issued and outstanding)                             250            250
  Additional paid-in capital                       179,915        179,915
  Retained earnings                                 23,545         22,437
  Foreign currency translation adjustment           (3,192)        (3,319)
                                                   --------      --------
     Total Stockholder's Equity                    200,518        199,283
                                                   --------       -------
Total Liabilities and Stockholder's Equity        $779,521       $806,954
                                                  ========       ========

                   See Notes to Consolidated Financial Statements

                           AAF-MCQUAY INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (unaudited)
                                (dollars in thousands)


                                               THREE MONTHS ENDED
                                            ---------------------------
                                            SEPTEMBER 30,  SEPTEMBER 30,
                                                1996           1995
                                            ------------   -------------

Net Sales                                     $227,093        $220,021
Cost of Sales                                  165,184         157,532
                                              --------        --------
Gross Profit                                    61,909          62,489

Operating Expenses:
  Selling, general and administrative           50,260          45,109
  Amortization of intangible assets              2,875           3,356
                                              --------        --------
                                                53,135          48,465
                                              --------        --------
Income from operations                           8,774          14,024

Interest expense, net                            6,839           5,779
Other (income) expense, net                        (61)             91
                                              --------        --------

Income before income taxes                       1,996           8,154
Income taxes                                       888           4,085
                                              --------        --------

Net income                                    $  1,108        $  4,069
                                              ========        ========


              See Notes To Consolidated Financial Statements

                               AAF-MCQUAY INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (unaudited)
                                   (dollars in thousands)


                                                     THREE MONTHS ENDED
                                               ------------------------------

                                               SEPTEMBER 30,    SEPTEMBER 30,
                                                   1996             1995
                                               -------------    -------------

Cash flows from operating activities

  Net income                                        $  1,108      $ 4,069
  Adjustments to reconcile to cash from
     operating activities:
  Depreciation and amortization                        6,312        6,215
  Foreign currency transaction (gains) losses             20         (541)
  Changes in operating assets and liabilities         (7,529)      (2,218)
                                                     -------      -------
Net cash provided by (used in) operating
     activities                                          (89)       7,525

Cash flows from investing activities:
  Capital expenditures, net                            (1,930)     (2,316)
                                                     --------     -------
Net cash (used in) investing activities                (1,930)     (2,316)

Cash flows from financing activities:
  Net borrowing (repayments) under short-term
     borrowing arrangements                            (6,912)      2,436
  Payments on long-term debt                           (2,071)     (6,350)
                                                     --------     --------
Net cash (used in) financing activities                (8,983)     (3,914)

Effect of exchange rate changes on cash                    31         (67)
                                                     --------     --------
Net increase (decrease) in cash and cash
  equivalents                                         (10,971)      1,228
Cash and cash equivalents at beginning of period       20,824      16,242
                                                     --------     --------
Cash and cash equivalents at end of period           $  9,853     $17,470
                                                     ========     =======


                 See Notes To Consolidated Financial Statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION:

        The consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All inter-company transactions have been eliminated. The accompanying unaudited consolidated financial statements contained herein have been prepared in accordance with generally accepted accounting principles for interim reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-K. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K (the "Annual Report") for the year ended June 29, 1996. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying financial statements reflect the statements of operations for the three months ended September 30, 1996 and September 30, 1995, the balance sheets at September 30, 1996, and June 30, 1996, and the consolidated statements of cash flows for the three months ended September 30, 1996 and September 30, 1995.

        The accompanying financial statements present comparable year to date amounts based on the Company's current fiscal year-end. The operating results for the three months ended September 30, 1996 are not necessarily indicative of the operating results that may be expected for the full year ending June 30, 1997. For clarity in presentation all periods presented herein are shown to end on the 30th of the month.

NOTE 2.  INVENTORIES:

    Inventories consist of the following:
    (dollars in thousands)


                                      SEPTEMBER 30,       JUNE 30,
                                         1996               1996
                                      -------------      ---------

FIFO Cost:

   Raw Materials                        $ 47,722         $ 46,870
   Work-in-process                        29,051           23,365
   Finished goods                         41,646           42,067
                                        --------          -------
                                         118,419          112,302
   LIFO adjustment                         2,963            2,971
                                        --------         --------
                                        $121,382         $115,273
                                        =========        ========

NOTE 3. INCOME TAXES:

        The difference between the Company's reported tax provision for the first quarter of fiscal year 1997 and 1996 and the tax provision computed based on U.S. statutory rates is primarily attributed to nondeductible goodwill amortization, and foreign tax credits not utilized.

NOTE 4. DEBT

        In August 1996, the Company canceled the Securitization Program (see note 7 of the Annual Report) and increased the Revolving Credit portion of the Bank Agreement ("Revolver") from $35 million to $100 million (the "August 1996 Amendment"). Trade accounts receivable previously encumbered under the Securitization Program were consequently re-pledged under the Bank Agreement
via the August 1996 Amendment.   In addition, the interest rate premiums
under the Bank Agreement were reduced to LIBOR + 1.375% or prime + 0.375%. The overall net impact on the Company's average interest rate did not change significantly. Borrowing capacity increased from a combined $50 million under the Revolver and

Securitization at June 30, 1996 to approximately $63 million of borrowing availability under the Revolver after the August 1996 Amendment.

NOTE 4. CONTINGENCIES:

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

        Under terms of the purchase agreement, the Company is responsible for the first $5.8 million of indemnified losses. Indemnified losses (net of recoveries) exceeding $5.8 million must beindemnified by the former owners of the Predecessor Company up to a maximum of $18 million. If the ultimate amount expended by the Company for contingencies subject to indemnification exceeds $23.8 million, the excess will be borne by the Company. If the aggregate amount expended is less than $23.8 million, the Company will first offset amounts exceeding $5.8 million against a $11.5 million promissory note (see note 7 in the Annual Report). Indemnified losses in excess of $17.3 million would then be indemnified by the former owners of the Predecessor Company up to $6.5 million. The Company believes that the ultimate liability for indemnified losses will exceed $23.8 million and has recognized this non-current liability in the accompanying Consolidated Balance Sheets.

        ENVIRONMENTAL MATTERS:

        The Company is subject to potential liability under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (CERCLA), and other federal, state and local statutes and regulations governing the discharge of pollutants into the environment and the handling and disposal of hazardous substances and waste. These statutes and regulations, amongst other things, impose potential liability on the Company for remediating contamination arising from the Company's past and present operations and from former operations of other entities at sites later acquired and now owned by the Company. Many of the Company's facilities have operated for many years, and substances which are or might be considered hazardous were generated, used, and disposed of at some locations, both on- and off-site. Therefore, it is possible that environmental liabilities in addition to those described in note 11 of the Annual Report may arise in the future. The Company records liabilities if, in management's judgment, environmental assessments or remedial efforts are probable and the costs can be reasonably estimated. These accrued liabilities are not discounted. Such estimates are adjusted if necessary based upon the completion of a formal study or the Company's commitment to a formal plan of action. The Company believes that all significant environmental matters are subject to the indemnification agreement with the former owners of the Predecessor Company described above.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS


    RESULTS OF OPERATIONS:

    NET SALES

    Consolidated net sales for the first quarter of fiscal year 1997 increased $7.1 million or 3.2% to $227.1 million versus $220.0 million for the first quarter of fiscal year 1996. Industrial Refrigeration had first quarter net sales of $13.8 million for fiscal year 1997 versus no reported sales for the first quarter of fiscal year 1996 as the Company acquired the J&E Hall industrial refrigeration company in the second quarter of fiscal year 1996. The Commercial Air Conditioning and Filtration Products groups both reported lower net sales versus the prior year quarter. The following table presents the Company's revenues by business segment.

                                    SEPTEMBER 30,    SEPTEMBER 30,
                                        1996             1995
                                    -------------    -------------
                                           (dollars in thousands)

Net sales:
  Commercial Air Conditioning         $132,259         $134,832
  Filtration Products                   82,620           87,148
  Industrial Refrigeration              13,751            --
  Eliminations/ other                   (1,537)          (1,959)
                                      --------         --------

     Total                            $227,093         $220,021
                                      ========         ========

    Commercial Air Conditioning net sales decreased $2.6 million or 1.9% to $132.3 million for the first quarter of fiscal year 1997 versus the first quarter of fiscal year 1996. Domestic sales increased 5.8%, while international sales decreased 24.3% in the first quarter of fiscal year 1997 versus the first quarter of 1996. Sales increases in U.S. operations were primarily due to a growing market and increased market share for Terminal Air Conditioning Systems and continued acceptance of new products utilizing the single screw technology. These domestic sales increases were partially offset by lower sales in the softening CFC replacement market, a decrease in absorption chiller product sales due to a reduction in the number of natural gas incentive and rebate Programs and shipments delayed until the next quarter on several large contracts. The decrease in international sales was due to several large non-recurring projects in the prior year first quarter which were not repeated in the current quarter plus softening economic conditions in Europe. Backlog for the Commercial Air Conditioning group was $122.9 million at the end of the first quarter of fiscal 1997 as compared to $118.9 million and $121.0 million at the end of the first quarter and fiscal year end 1996, respectively.

    Filtration Products net sales decreased $4.5 million or 5.2% to $82.6 million for the first quarter of fiscal year 1997 versus the first quarter of fiscal year 1996. Domestic net sales decreased 10.6% and international sales were basically flat with a 0.9% increase in the first quarter of fiscal year 1997 versus the first quarter of fiscal year 1996. The decrease in domestic sales was the result of a promotional program sponsored by a large retail customer during the 1996 fiscal quarter that was not repeated during the current quarter, several large environmental product orders being delayed at the customer's request and some adverse effects from implementing certain new marketing and manufacturing strategic programs during the first quarter of fiscal year 1997. International sales were flat as soft market conditions in Europe were offset by strong sales growth in emerging Asian and Latin American markets.

    GROSS PROFIT

    Consolidated gross margin was $61.9 million or 27.3% of sales for the first quarter fiscal year 1997 versus $62.5 million or 28.4% of sales for the first quarter fiscal year 1996. The consolidated gross margin rate decrease was partially attributable to the acquisition of J&E Hall which has a lower margin rate than the Company's other business segments. In addition, gross profit margin rates declined in both Commercial Air Conditioning and Filtration Products due to high production costs resulting from decreased volume, setbacks in implementing new manufacturing initiatives and start-up production of a new product. Additionally, certain product lines in both Filtration Products and Commercial Air Conditioning segments experienced margin rate deterioration due to competitive price pressures and pricing strategies aimed at increasing market share.

    OPERATING EXPENSES

    Operating expenses were $53.1 million or 23.4% of sales for the first quarter of fiscal year 1997 versus $48.5 million or 22.0% of sales for the first quarter of fiscal year 1996. The increase in operating expenses was primarily the result of the addition of the J&E Hall company acquired late in the second quarter of fiscal year 1996. J&E Hall operating expenses, $3.3 million, are included in the current quarter expenses but not included in the prior year. In addition, the Company incurred certain strategic expenses to enhance its position in the global market. These strategic initiatives included an increase in general and administrative expenses to staff a new Asian office, software consulting and increases in research and development engineering to help meet the growing demand for new products. These expense increases were partially offset by a decrease in amortization expense due to a change in certain intangible assets estimated lives made in the fourth quarter of the prior fiscal year.

    INCOME FROM OPERATIONS

    Income from operations for the first quarter of fiscal years 1997 and 1996 was $8.8 million and $14.0 million, respectively. As a percentage of sales, income from operations was 3.9% for the first quarter of 1997 and 6.4% for the first quarter of 1996. Both the Commercial Air Conditioning and the Air Filtration Products groups had decreases in income from operations in the first quarter of fiscal year 1997 as compared to the same period in 1996. Income from operations for the Industrial Refrigeration group was not material for the quarter.

    NET INTEREST EXPENSES AND OTHER (INCOME) EXPENSE

    Net interest expense was $6.8 million in the first quarter of fiscal year 1997 an increase of $1.0 million versus $5.8 million for the first quarter of fiscal year 1996. The increase in interest expense is the result of slightly higher interest rates, as a result of the refinancing (see note 2 in the Annual Report) and the increased borrowing as a result of the acquisition of J&E Hall. Net other (income) expense was not material in either year.

    LIQUIDITY AND CAPITAL RESOURCES

    The Company's liquidity needs are provided by cash generated from operating activities and supplemented when necessary by short-term credit facilities. In the first quarter of fiscal year 1997, funds provided by earnings, including non-cash items, were offset by funds used to cover changes in net operating assets. This compared to a generation of $7.5 million by operating activities in the prior year for the same period. The comparative decrease in operating cash provided in the first quarter of fiscal year 1997 reflects lower net income, operating cash usage by the recently acquired industrial refrigeration business, J&E Hall, and increased inventory levels due to finished products awaiting customer shipping dates. During the first quarter of fiscal year 1997, cash used in investing activities was $1.9 million and cash used in financing activities was $9.0 million. Cash balances decreased due to the application of excess cash, at foreign subsidiaries, against short-term debt.

    During the second quarter of fiscal 1997, the Company plans to amend its bank credit facility to allow multi-currency borrowings on the Revolver with the objectives of reducing interest expense by accessing lower interest rate currencies, managing various foreign currency asset exposures and providing an alternative for obtaining foreign currency funding. The Company may hedge its exposure to currency fluctuations for such borrowings, depending on operational exposures and its view of the market conditions.

    Management believes, based upon current levels of operations and forecasted earnings, that cash flow from operations, together with borrowings under the Amended Credit Facility will be adequate to make payments of principal and interest on debt, to permit anticipated capital expenditures and to fund working capital requirements and other cash needs. Nevertheless, the Company will remain leveraged to a significant extent and its debt service obligations will continue to be substantial. If the Company's sources of funds were to fail to satisfy the Company's requirements, the Company may need to refinance its existing debt or obtain additional financing. There is no assurance that any such new financing alternatives would be available, and, in any case, such new financing (if available) would be expected to be more costly and burdensome than the debt agreements currently in place.

PART II:    OTHER INFORMATION

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


            (a)  Exhibits

                 NUMBER         DESCRIPTION

                 Exhibit 27     Financial Data Schedule ( filed herewith)


            (b)  Reports on Form 8-K

                 There were no reports filed on Form 8-K during the period.

                             SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       AAF-MCQUAY INC.



     DATE  November 8, 1996        BY: /S/   MICHAEL J. CHRISTOPHER
           ----------------            ----------------------------
                                       Michael J. Christopher
                                       Executive Vice President and
                                       Chief Financial Officer
                                       (Principal Financial Officer)



     DATE  November 8, 1996            /S/   JOHN M. SICHTER
           ----------------            -----------------------------
                                       John M. Sichter
                                       Controller
                                       (Principal Accounting Officer)

                                Exhibit Index

Number                          Description
------                          -----------
27                              Financial Data Schedule