Form 10-Q
period 1996-12-28
AAF MCQUAY INC
filed 1997-02-11
CIK 1005272

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)


[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended   December 28, 1996
                              -------------------------


                                       OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934


For the transition period from  _______ to _______


Commission file number:              33-80701



                                 AAF-MCQUAY INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                          41-040423
-------------------------------                   ------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                        Identification number)



111 South Calvert Street, Baltimore, Maryland                  21202
---------------------------------------------               ----------
(Address of principal executive offices)                    (Zip code)


(410) 528-2755
--------------
(Registrant's telephone number, including area code)


                                 Not applicable
--------------------------------------------------------------------------------
(Former name, former address and formal fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    x      No
                                         ----         ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,497 shares of Common Stock, par value $100.00 per share, were outstanding as of February 10, 1997.

                                      INDEX

                        AAF-MCQUAY INC. AND SUBSIDIARIES

                                                                            Page
                                                                            ----

PART I -  Financial Information. . . . . . . . . . . . . . . . . . . .        3

Item 1.   Financial Statements (unaudited) . . . . . . . . . . . . . .        3

          Consolidated Balance Sheets as of -
          December 31, 1996 and June 30,1996 . . . . . . . . . . . . .        3

          Consolidated Statements of Operations - Three months
          ended December 31, 1996 and December 31, 1995; and the
          six months ended December 31, 1996 and December 31, 1995 . .        4

          Condensed Consolidated Statements of Cash Flows -
          Six months ended December 31, 1996 and December 31,1995. . .        5

          Notes to the Consolidated Financial Statements . . . . . . .        6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations. . . . . . . . . . . . .        8

PART II - Other Information. . . . . . . . . . . . . . . . . . . . . .       11

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .       11

Signatures.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       12

PART I:   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                        AAF-McQUAY INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (dollars in thousands, except share data)

                                                                December 31,      June 30,
                                                                   1996             1996
                                                                -----------       --------
                                                                (unaudited)
                          ASSETS:

Current Assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . .     $    5,791     $   20,824
  Accounts receivable. . . . . . . . . . . . . . . . . . . .        213,029        225,337
  Inventories. . . . . . . . . . . . . . . . . . . . . . . .        125,496        115,273
  Other current assets . . . . . . . . . . . . . . . . . . .          5,154          5,055
                                                                 ----------     ----------
    Total current assets . . . . . . . . . . . . . . . . . .        349,470        366,489

Property, plant and equipment, net . . . . . . . . . . . . .        147,949        149,235
Cost in excess of net assets acquired
  and other intangibles, net . . . . . . . . . . . . . . . .        266,587        271,840
Other assets and deferred charges. . . . . . . . . . . . . .         20,395         19,390
                                                                 ----------     ----------
    Total assets . . . . . . . . . . . . . . . . . . . . . .     $  784,401     $  806,954
                                                                 ----------     ----------
                                                                 ----------     ----------

                 LIABILITIES AND STOCKHOLDERS EQUITY:

Current liabilities:
  Short-term borrowings. . . . . . . . . . . . . . . . . . .     $   61,808     $   65,538
  Current maturities of long-term debt . . . . . . . . . . .          9,934          9,879
  Accounts payable, trade. . . . . . . . . . . . . . . . . .         99,094        108,792
  Accrued warranty . . . . . . . . . . . . . . . . . . . . .         15,277         14,256
  Other accrued liabilities. . . . . . . . . . . . . . . . .         68,997         75,411
                                                                 ----------     ----------
Total current liabilities. . . . . . . . . . . . . . . . . .        255,110        273,876

Long-term debt . . . . . . . . . . . . . . . . . . . . . . .        223,006        227,490
Other liabilities. . . . . . . . . . . . . . . . . . . . . .        103,216        106,305
                                                                 ----------     ----------
    Total liabilities. . . . . . . . . . . . . . . . . . . .        581,332        607,671

Stockholder's equity:
  Preferred stock ($1 par value;
    1,000 shares authorized, none issued). . . . . . . . . .             --             --
  Common stock ($100 par value; 8,000 shares
    authorized, 2,497 shares issued and outstanding) . . . .            250            250
  Additional paid-in capital . . . . . . . . . . . . . . . .        179,915        179,915
  Retained earnings. . . . . . . . . . . . . . . . . . . . .         24,486         22,437
  Foreign currency translation adjustment. . . . . . . . . .         (1,582)        (3,319)
                                                                 ----------     ----------
    Total stockholder's equity . . . . . . . . . . . . . . .        203,069        199,283
                                                                 ----------     ----------

Total liabilities and stockholders equity. . . . . . . . . .     $  784,401     $  806,954
                                                                 ----------     ----------
                                                                 ----------     ----------

                 See Notes To Consolidated Financial Statements

                        AAF-MCQUAY INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                             (dollars in thousands)


                                             Three months ended                Six months ended
                                        -----------------------------    -----------------------------
                                        December 31,    December 31,     December 31,     December 31,
                                            1996            1995             1996             1995
                                        ------------    -------------    -------------   -------------

Net Sales. . . . . . . . . . . . . .    $  231,818     $  214,102         $ 458,911       $  434,123
Cost of Sales. . . . . . . . . . . .       170,875        155,351           336,059          312,883
                                        ----------     ----------         ---------       ----------
Gross Profit . . . . . . . . . . . .        60,943         58,751           122,852          121,240
Operating Expenses:
  Selling, general and
   administrative  . . . . . . . . .        49,203         44,845            99,463           89,954
Amortization of intangible
  assets . . . . . . . . . . . . . .         2,878          3,498             5,753            6,854
                                        ----------     ----------         ---------       ----------
                                            52,081         48,343           105,216           96,808
                                        ----------     ----------         ---------       ----------
Income from operations . . . . . . .         8,862         10,408            17,636           24,432
Interest expense, net. . . . . . . .         6,513          6,070            13,352           11,849
Other (income) expense, net. . . . .           402         (2,018)              341           (1,927)
                                        ----------     ----------         ---------       ----------
Income before income taxes . . . . .         1,947          6,356            14,510            3,943
Income taxes . . . . . . . . . . . .         1,006          4,004             1,894            8,089
                                        ----------     ----------         ---------       ----------
Net income . . . . . . . . . . . . .    $      941     $    2,352         $   2,049       $    6,421
                                        ----------     ----------         ---------       ----------
                                        ----------     ----------         ---------       ----------

                 See Notes To Consolidated Financial Statements

                        AAF-MCQUAY INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                             (dollars in thousands)


                                                            Six months ended
                                                     ---------------------------
                                                     December 31,   December 31,
                                                         1996             1995
                                                     -------------  ------------

Cash flows from operating activities:
  Net income . . . . . . . . . . . . . . . . . . . .    $  2,049      $  6,421
  Adjustments to reconcile to cash from
     operating activities:
  Depreciation and amortization. . . . . . . . . . .      12,745        12,785
  Foreign currency transaction (gains) losses. . . .         164        (1,340)
  Changes in operating assets and liabilities. . . .     (16,593)        8,041
                                                        --------       -------
Net cash (used in) provided by operating
   activities. . . . . . . . . . . . . . . . . . . .      (1,635)       25,907

Cash flows from investing activities:
  Capital expenditures, net. . . . . . . . . . . . .      (5,371)       (5,915)
  Purchase of J&E Hall . . . . . . . . . . . . . . .          --       (29,799)
                                                        --------       -------
Net cash (used in) investing activities. . . . . . .      (5,371)      (35,714)

Cash flows from financing activities:
  Net borrowings (repayments) under short-term
     borrowing arrangements. . . . . . . . . . . . .      (3,730)       15,224
  Payments on long-term debt . . . . . . . . . . . .      (4,430)      (12,932)
  Proceeds from issuance of long-term debt . . . . .          --         9,812
                                                        --------       -------
Net cash (used in) provided by financing
  activities . . . . . . . . . . . . . . . . . . . .      (8,160)       12,104

Effect of exchange rate changes on cash. . . . . . .         133          (411)
                                                        --------       -------
Net increase (decrease) in cash equivalents. . . . .     (15,033)        1,856
Cash and cash equivalents at beginning of period . .      20,824        16,242
                                                        --------       -------
Cash and cash equivalents at end of period . . . . .    $  5,791    $   18,098
                                                        --------       -------
                                                        --------       -------


                 See Notes To Consolidated Financial Statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION:

     The consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All inter-company transactions have been eliminated. The accompanying unaudited consolidated financial statements contained herein have been prepared in accordance with generally accepted accounting principles for interim reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-K. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K (the "Annual Report") for the year ended June 30, 1996. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying financial statements reflect the statements of operations for the three and six month periods ended December 31, 1996 and December 31, 1995, the balance sheets at December 31, 1996 and June 30, 1996 and the consolidated statements of cash flows for the six months ended December 31, 1996 and December 31, 1995.

     The operating results for the three and six months ended December 31, 1996 are not necessarily indicative of the operating results that may be expected for the full year ending June 30, 1997. For clarity in presentation all periods presented herein are shown to end on the last calendar day of the month.

NOTE 2.  INVENTORIES:

Inventories consist of the following (dollars in thousands):

                                                  December 31,     June 30,
                                                     1996           1996
                                                -------------   -----------
FIFO Cost:
Raw Materials. . . . . . . . . . . . . . . .     $    49,952     $   46,870
   Work-in-process . . . . . . . . . . . . .          31,154         23,365
   Finished goods. . . . . . . . . . . . . .          41,334         42,067
                                                 -----------    -----------
   . . . . . . . . . . . . . . . . . . . . .         122,440        112,302
   LIFO adjustment . . . . . . . . . . . . .           3,056          2,971
                                                 -----------    -----------
                                                 $   125,496     $  115,273
                                                 -----------    -----------
                                                 -----------    -----------

NOTE 3.  INCOME TAXES:

     The difference between the Company's reported tax provision, for the second quarter and the six months ended December 31, 1996 and the comparable periods of the prior year, and the tax provision computed based on U.S. statutory rates is primarily attributed to nondeductible goodwill amortization, and foreign tax credits not utilized.

NOTE 4.  CONTINGENCIES:

     INDEMNIFICATION AGREEMENT:

     On May 2, 1994, O.Y.L. Industries Berhad ("OYL") purchased all of the outstanding stock of SnyderGeneral Corporation and SnyderGeneral Holding Company (collectively, the "Predecessor Company"). Subsequent to this acquisition, the names of these entities were changed to AAF-McQuay Inc. and AAF-McQuay Holdings Inc., respectively. The purchase agreement between OYL and the former owners of the Predecessor Company contains certain indemnification's relating to specified contingencies that existed as of the acquisition date. Specifically, the former owners of the Predecessor Company have an indemnification obligation for losses relating to certain environmental, tax, and litigation matters.

     Under terms of the purchase agreement, the Company is responsible for the first $5.8 million of indemnified losses. Indemnified losses (net of recoveries) exceeding $5.8 million must be indemnified by the former owners of the Predecessor Company up to a maximum of $18 million. If the ultimate amount expended by the Company for contingencies subject to indemnification exceeds $23.8 million, the excess will be borne by the Company. If the aggregate amount expended is less than $23.8 million, the Company will first offset amounts exceeding $5.8 million against a $11.5 million promissory note (see footnote 7 on page 43 in the Annual Report). Indemnified losses in excess of $17.3 million would then be indemnified by the former owners of the Predecessor Company up to $6.5 million. The Company believes that the ultimate liability for indemnified losses will exceed $23.8 million and has recognized this non-current liability in the accompanying Consolidated Balance Sheets.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

     RESULTS OF OPERATIONS:

     Consolidated net sales were $231.8 million and $458.9 million for the quarter and six months ended December 31, 1996, respectively. This represents an increase in net sales, as compared to the comparable prior year periods, of 8.3% for the quarter and 5.7% for the half year. Income from operations was $8.9 million or 3.8% of sales versus $10.4 million or 4.9% of sales for the second quarter of fiscal years 1997 and 1996, respectively. Income from operations for six months ended December 31, 1996 and 1995 was $17.6 million or 3.8% of sales and $24.4 million or 5.6%, respectively. The Company's ongoing implementation of certain cost improvement and strategic initiatives, in both the Commercial Air Conditioning and Filtration Products groups, has unfavorably impacted operating income during the quarter and six months ended December 31, 1996. The implementation of these initiatives has resulted in extended delivery times for some products, higher than anticipated manufacturing costs and operating expenses. These strategic initiatives involve the integration and relocation of certain product manufacturing lines, opening operations in Asia, start-up of new products, implementation of new software systems and the consolidation of certain field sales' offices. In spite of the higher than anticipated transition costs, the Company remains committed to these strategic initiatives in order to realize the expected benefits.

     NET SALES

     Consolidated net sales were $231.8 million and $458.9 million for the quarter and six months ended December 31, 1996, respectively. This represents an increase in net sales, as compared to the comparable prior year periods, of 8.3% for the quarter and 5.7% for the half year. The Industrial Refrigeration segment was acquired in December, 1995 and thus the prior year quarter and six months do not reflect full periods. The following table presents the Company's net sales by business segment.


(dollars in thousands)                                     Quarter ended                          Six months ended
                                                   -------------------------------         -----------------------------
                                                   December 31,       December 31,         December 31,     December 31,
                                                       1996                1995                1996             1995
                                                   ------------   ----------------         -------------    ------------

Net sales:
Commercial Air Conditioning. . . . . . . . . . . . $ 123,522          $  123,200           $ 255,781           $ 258,033
Filtration Products. . . . . . . . . . . . . . . .    89,112              84,660             171,732             171,808
Industrial Refrigeration . . . . . . . . . . . . .    20,351               7,976              34,102               7,976
Eliminations/ other. . . . . . . . . . . . . . . .    (1,167)             (1,734)             (2,704)             (3,694)
                                                   ---------          ----------           ---------           ---------
    Total. . . . . . . . . . . . . . . . . . . . . $ 231,818          $  214,102           $ 458,911           $ 434,123
                                                   ---------          ----------           ---------           ---------
                                                   ---------          ----------           ---------           ---------

     Commercial Air Conditioning net sales increased slightly ($0.3 million) in the second quarter and decreased $2.3 million or 0.9% for the six months ended December 31, 1996, as compared to the comparable periods from the prior fiscal year. Domestic sales increased 12.7%, while international sales decreased 24.6% in the second quarter of fiscal year 1997 versus the second quarter of fiscal year 1996. For the six months ended December 31, 1996, domestic sales increased 9.1% and international sales decreased 24.6%, as compared to the six months ended December 31, 1995. Domestic sales increases for the second quarter and six months ended December 31, 1996 were primarily due to a growing market and increased market share for Terminal Air Conditioning Systems, continued acceptance of new products utilizing the single screw technology and increased exports to Asia and Latin America. Absorption chiller product sales continue to be negatively affected by the reduction in the number of natural gas incentive and rebate programs; however, this reduction was partially offset, in the second quarter, by the shipment of several large contracts that were delayed during the first quarter of 1997. The decrease in international sales was due to several large non-recurring projects in the first and second quarters of fiscal year 1996 which were not repeated in the first half of fiscal year 1997, production and shipment delays as the result of a nationwide truck drivers' union strike in France, and a continued soft European market.

Backlog for the Commercial Air Conditioning group at the end of the second quarter for fiscal year 1997 was flat as compared to the prior year at $120 million.

     Filtration Products net sales increased $4.5 million or 5.3% during the second quarter of fiscal year 1997, as compared to the second quarter of fiscal year 1996. Sales were essentially flat for the six months ended December 31, 1996, as compared to the prior year. In the second quarter of fiscal year 1997 domestic sales decreased 3.5% while international sales increased 14.9% versus the second quarter of 1996. For the six months ended December 31, 1996, domestic sales decreased 7.0% and international sales increased 7.7%, as compared to the six months ended December 31, 1995. The decrease in domestic sales during the second quarter and six months of fiscal 1996 was primarily attributed to complexities in implementing new software systems, sales office consolidations and manufacturing integration; all of which affected delivery schedules. Management believes that the software systems' and manufacturing problems have been largely overcome and the difficulties with field sales office consolidation should be resolved by the end of the fiscal year. In addition, the domestics sales decrease for the half was partially due to a promotional program sponsored by a large retail customer during 1996 that was not repeated in the current year. The increases in international sales, for the second quarter and six months ended December 31, 1996, were due to strong growth in emerging markets in Asia and Latin America. These increases were slightly offset due to soft market conditions in Europe.

     GROSS PROFIT

     Consolidated gross margin was $60.9 million versus $58.8 million for the second quarter of fiscal years 1997 and 1996, respectively. For the six months ended December 31, 1996 and 1995, the consolidated gross margin was $122.9 million and $121.2 million, respectively. The increase in the consolidated gross margin is attributable to the acquisition of J&E Hall late in the second quarter of fiscal year 1996. The consolidated gross margin rate was 26.3% versus 27.4% for the second quarter of fiscal years 1997 and 1996, respectively. For the six months ended December 31, 1996 and 1995, the consolidated gross margin rate was 26.8% and 27.9%, respectively. The consolidated gross margin rate decrease was partially attributable to J&E Hall which has a lower margin rate than the Company's other business segments. Furthermore, both Commercial Air Conditioning and the Filtration Products groups' gross profit margin rates declined due to high production costs resulting from difficulties in the execution of certain strategic initiatives. Additionally, certain product lines in both Filtration Products and Commercial Air Conditioning segments experienced margin rate deterioration due to competitive price pressures and pricing strategies aimed at increasing market share.

     OPERATING EXPENSES

     Operating expenses were $52.1 million or 22.4% of sales versus $48.3 million or 22.6% of sales for the second quarter of fiscal year 1997 and 1996, respectively. Operating expenses for the six months ended December 31, 1996 and 1995 were $105.2 million or 22.9% of sales and $96.8 million or 22.3% of sales, respectively. The acquisition of J&E Hall late in the second quarter of fiscal year 1996 accounted for approximately 60% of the increase in selling, general and administrative ("SG&A") expenses for the second quarter and first half of fiscal year 1997. Excluding J&E Hall, SG&A expenses increased approximately 4% for the quarter and six months ended December 31, 1996, as compared to the prior year. These spending increases for the quarter and current half year pertain primarily to the Company's initiative to build a decentralized and global organization. This initiative included increases in general and administrative expenses such as staffing a new Asian office, software consulting and increases in research and development engineering to help meet the growing demand for new products. These expense increases were partially offset by a decrease in amortization expense due to the change in estimated lives for certain intangible assets made in the fourth quarter of the prior fiscal year.

     INCOME FROM OPERATIONS

     Income from operations was $8.9 million or 3.8% of sales versus $10.4 million or 4.9% of sales for the second quarter of fiscal year 1997 and 1996, respectively. Income from operations for the six months ended December 31, 1996 and 1995 was $17.6 million or 3.8% of sales and $24.4 million or 5.6%, respectively. The

Commercial Air Conditioning group had a decrease in income from operations while the Air Filtration Products and Industrial Refrigeration groups were relatively flat during the second quarter of fiscal year 1997, as compared to the same period in 1996. During the six months ended December 31, 1996, the Commercial Air Conditioning and the Filtration products groups both had decreases in income from operations while the Industrial Refrigeration group was flat, as compared to the prior year.

     NET INTEREST EXPENSES AND OTHER (INCOME) EXPENSE

     Net interest expense was $6.5 million and $13.4 million during the second quarter and six months ended December 31, 1996 an increase of $0.4 million and $1.5 million, respectively, as compared to the comparable periods in the prior year. The increase in interest expense is the result of slightly higher interest rates, as a result of the Refinancing (see footnote 7 on page 43 in the Annual Report) and the increased borrowing as a result of the acquisition of J&E Hall. Net other expense was $0.4 and $0.3 million for the second quarter and six months ended December 31, 1996, respectively. Net other expense increased $2.4 million and $2.3 million, respectively, as compared to the prior year.
This change in other expense is primarily due to currency gains and earnings from equity affiliates during the prior year, which were not repeated.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity needs are provided by cash generated from operating activities and supplemented when necessary by short-term credit facilities. During the first half of fiscal year 1997, funds provided by earnings, including non-cash items, were more than offset by funds used to cover changes in net operating assets. This compared to a generation of $25.9 million in net cash provided by operating activities in the prior year for the same period. The comparative decrease in operating cash provided in the first half of fiscal year 1997 reflects lower net income, increased inventory levels, and reduced payables and accrued expenses, partially offset by a reduction in receivables. During the first half of fiscal year 1997, cash used in investing activities was $5.3 million and cash used in financing activities was $8.2 million. Cash balances decreased due to the application of excess cash at foreign subsidiaries against short-term debt.

     The Company has postponed its plan to amend the bank credit facility to allow multi-currency borrowings on the Revolver, as previously discussed in the first quarter Form 10-Q (see Page 10 of Form 10-Q for the quarter ended September 28, 1996).

     Management believes, based upon current levels of operations and forecasted earnings, that cash flow from operations, together with borrowings under the Amended Credit Facility, will be adequate to make payments of principal and interest on debt, to permit anticipated capital expenditures and to fund working capital requirements and other cash needs. Nevertheless, the Company will remain leveraged to a significant extent and its debt service obligations will continue to be substantial. In addition, the Bank Agreement (see note 7 in the Annual Report) requirements become more restrictive in the future. If the Company's sources of funds were to fail to satisfy the Company's requirements, the Company may need to amend or refinance its existing debt or obtain additional financing. There is no assurance that any such new financing alternatives would be available, and, in any case, such new financing (if available) would be expected to be more costly and burdensome than the debt agreements currently in place.

PART II:  OTHER INFORMATION

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


               (a)  Exhibits
                    --------

                    Number         Description
                    ------         -----------

                    Exhibit 27     Financial Data Schedule (filed herewith)


               (b)  Reports on Form 8-K
                    --------------------

                    There were no reports filed on Form 8-K during the period.

SIGNATURES
----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        AAF-MCQUAY INC.





DATE   February 10, 1996           By:  /S/ Michael J. Christopher
     --------------------               --------------------------
                                        Michael J. Christopher
                                        Executive Vice President



DATE   February 10, 1996                /S/  John M. Sichter
     --------------------               --------------------------
                                        John M. Sichter
                                        Controller
                                        (Principal Accounting Officer)

                    Exhibit Index

Number              Description
------              -----------

27                  Financial Data Schedule