Form 10-Q
period 1997-03-31
AAF MCQUAY INC
filed 1997-05-12
CIK 1005272

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 29, 1997

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _______ to _______

Commission file number:               33-80701

                                 AAF-MCQUAY INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                          41-0404230
---------------------------------                      ------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                         Identification number)

111 South Calvert Street, Baltimore, Maryland                    21202
---------------------------------------------                    -----
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                                      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,497 shares of Common Stock, par value $100.00 per share, were outstanding as of May 9, 1997.

                                      INDEX

                        AAF-MCQUAY INC. AND SUBSIDIARIES

                                                                           Page
                                                                           ----

Part I -        Financial Information.....................................   3
------

Item 1.         Financial Statements (unaudited)..........................   3

                Consolidated Balance Sheets as of  -
                March 30, 1997 and June 30, 1996..........................   3

                Consolidated Statements of Operations -
                Three months and nine months ended March 30, 1997 and
                March 30, 1996 ...........................................   4

                Condensed Consolidated Statements of Cash Flows -
                Nine months ended March 30, 1997 and March 30, 1996.......   5

                Notes to the Consolidated Financial Statements............   6

Item 2.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations.......................   8

Part II -       Other Information.........................................  11
-------

Item 6.         Exhibits and Reports on Form 8-K..........................  11

                Signatures................................................  12

PART I:         FINANCIAL INFORMATION

Item 1.         Financial Statements

                        AAF-McQUAY INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (dollars in thousands, except share data)

                                                                         March 30,       June 30,
                                                                            1997           1996
                                                                         ----------     ---------
                                                                         (unaudited)
                                  ASSETS:

Current Assets:
  Cash and cash equivalents ..........................................    $   8,185     $  20,824
  Accounts receivable ................................................      205,597       225,337
  Inventories ........................................................      126,548       115,273
  Other current assets ...............................................        6,313         5,055
                                                                          ---------     ---------
    Total current assets .............................................      346,643       366,489

Property, plant and equipment, net ...................................      146,591       149,235
Cost in excess of net assets acquired and other intangibles, net .....      266,873       271,840
Other assets and deferred charges ....................................       19,829        19,390
                                                                          ---------     ---------
    Total assets .....................................................    $ 779,936     $ 806,954
                                                                          =========     =========

                      LIABILITIES AND STOCKHOLDERS EQUITY:

Current liabilities:
  Short-term borrowings ..............................................    $  49,715     $  65,538
  Current maturities of long-term debt ...............................        9,882         9,879
  Accounts payable, trade ............................................      112,102       108,792
  Accrued warranty ...................................................       13,138        14,256
  Other accrued liabilities ..........................................       68,332        75,411
                                                                          ---------     ---------
    Total current liabilities ........................................      253,169       273,876

Long-term debt .......................................................      221,825       227,490
Other liabilities ....................................................      103,837       106,305
                                                                          ---------     ---------
    Total liabilities ................................................      578,831       607,671

Stockholder's equity:
  Preferred stock ($1 par value; 1,000 shares
    authorized, none issued) .........................................          --            --
  Common stock ($100 par value; 8,000 shares authorized, 2,497
    shares issued and outstanding) ...................................          250           250
  Additional paid-in capital .........................................      179,915       179,915
  Retained earnings ..................................................       25,755        22,437
  Foreign currency translation adjustment ............................       (4,815)       (3,319)
                                                                          ---------     ---------
    Total stockholder's equity .......................................      201,105       199,283

Total liabilities and stockholders equity ............................    $ 779,936     $ 806,954
                                                                          =========     =========

                 See Notes To Consolidated Financial Statements

                        AAF-McQUAY INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                             (dollars in thousands)

                                              Three months ended        Nine months ended
                                           ----------------------     ---------------------
                                           March 30,    March 30,     March 30,   March 30,
                                             1997         1996          1997         1996
                                           ----------------------     ---------------------
Net Sales ..............................    $227,441    $ 218,849     $686,352    $ 652,972
Cost of Sales ..........................     164,750      158,999      500,809      471,882
                                            --------    ---------     --------    ---------
Gross Profit ...........................      62,691       59,850      185,543      181,090
Operating Expenses:
  Selling, general and administrative...      50,378       47,383      149,841      137,337
  Amortization of intangible assets ....       2,880        3,715        8,633       10,569
                                            --------    ---------     --------    ---------
                                              53,258       51,098      158,474      147,906
                                            --------    ---------     --------    ---------
Income from operations .................       9,433        8,752       27,069       33,184
Interest expense, net ..................       6,229        6,542       19,581       18,391
Other (income) expense, net ............         522       (1,338)         863       (3,265)
                                            --------    ---------     --------    ---------
Income before income taxes and
extraordinary item .....................       2,682        3,548        6,625       18,058
Income taxes ...........................       1,413        1,509        3,307        9,598
                                            --------    ---------     --------    ---------
Income before extraordinary item .......       1,269        2,039        3,318        8,460
Extraordinary item, net of income tax ..        --          1,635         --          1,635
                                            --------    ---------     --------    ---------
Net income .............................    $  1,269    $     404     $  3,318    $   6,825
                                            ========    =========     ========    =========

                 See Notes To Consolidated Financial Statements

                        AAF-McQUAY INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                             (dollars in thousands)

                                                           Nine months ended
                                                        -----------------------
                                                        March 30,     March 30,
                                                           1997        1996
                                                        ---------     ---------
Cash flows from operating activities:
  Net income .......................................    $  3,318     $   6,825
  Adjustments to reconcile to cash from
    operating activities:
  Depreciation and amortization ....................      19,127        19,669
  Extraordinary item ...............................         --          2,681
  Foreign currency transaction (gains) losses ......         491        (1,348)
  Changes in operating assets and liabilities ......      (6,011)        2,251
                                                        --------     ---------
Net cash from operating activities .................      16,925        30,078

Cash flows from investing activities:
  Capital expenditures, net ........................      (8,914)       (8,897)
  Purchase of J&E Hall .............................         --        (29,799)
                                                        --------     ---------
Net cash from investing activities .................      (8,914)      (38,696)

Cash flows from financing activities:
  Net repayments under short-term borrowing
    arrangements ...................................     (15,128)      (14,467)
  Payments on long-term debt .......................      (7,603)     (100,512)
  Proceeds from issuance of long-term debt .........       1,940       134,812
  Payment of debt issuance cost ....................         --         (4,736)
                                                        --------     ---------
Net cash from financing activities .................     (20,791)       15,097

Effect of exchange rate changes on cash ............         141          (701)
                                                        --------     ---------
Net increase (decrease) in cash and cash equivalents     (12,639)        5,778
Cash and cash equivalents at beginning of period ...      20,824        16,242
                                                        --------     ---------
Cash and cash equivalents at end of period .........    $  8,185     $  22,020
                                                        ========     =========

                 See Notes To Consolidated Financial Statements

Notes to the Consolidated Financial Statements (unaudited)

Note 1. Basis of Presentation:

      The consolidated financial statements include the accounts of the Company and all of its subsidiaries. All inter-company transactions have been eliminated. The accompanying unaudited consolidated financial statements contained herein have been prepared in accordance with generally accepted accounting principles for interim reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-K. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K (the "Annual Report") for the year ended June 30, 1996. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying consolidated financial statements reflect the statements of operations for the third quarter and nine months ended March 30, 1997 and March 30, 1996; the balance sheets at March 30, 1997 and June 30, 1996, and the statements of cash flows for the nine months ended March 30, 1997 and March 30, 1996.

      The operating results for the nine months ended March 30, 1997 are not necessarily indicative of the operating results that may be expected for the full year ending June 30, 1997. For clarity in presentation all periods presented herein are shown to end on the 30th of the month.

Note 2. Inventories:

  Inventories consist of the following:
  (dollars in thousands)
                                                    March 30,           June 30,
                                                      1997                1996
                                                    --------            --------

FIFO Cost:
  Raw Materials ........................            $ 45,129            $ 46,870
  Work-in-process ......................              28,701              23,365
  Finished  goods ......................              49,741              42,067
                                                    --------            --------
                                                     123,571             112,302
  LIFO adjustment ......................               2,977               2,971
                                                    --------            --------
                                                    $126,548            $115,273
                                                    ========            ========

Note 3.  Income Taxes:

      The difference between the Company's reported tax provision for the first nine months of fiscal years 1997 and 1996 and the tax provision computed based on U.S. statutory rates is primarily attributed to nondeductible goodwill amortization and foreign tax credits not utilized.

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

      Environmental Matters:

      The Company is subject to potential liability under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (CERCLA), and other federal, state and local statutes and regulations governing the discharge of pollutants into the environment and the handling and disposal of hazardous substances and waste. These statutes and regulations, among other things, impose potential liability on the Company for remediating contamination arising from the Company's past and present operations and from former operations of other entities at sites later acquired and now owned by the Company. Many of the Company's facilities have operated for many years, and substances which are or might be considered hazardous were generated, used, and disposed of at some locations, both on- and off-site. Therefore, it is possible that environmental liabilities in addition to those described in note 11 of the Annual Report may arise in the future. The Company records liabilities if, in management's judgment, environmental assessments or remedial efforts are probable and the costs can be reasonably estimated. These accrued liabilities are not discounted. Such estimates are adjusted if necessary based upon the completion of a formal study or the Company's commitment to a formal plan of action. The Company believes that all significant environmental matters are subject to the indemnification agreement with the former owners of the Predecessor Company described above.

      The Company is currently a plaintiff in several legal suits, assessing insurance coverage, or pursuing other actions in an attempt to recover the cost associated with the above liabilities. No amounts have been recorded in the accompanying Consolidated Balance Sheets relating to any such possible recoveries.

      Income Tax:

      The Predecessor Company's U.S. federal income tax returns for the taxable years ending in 1987, 1988, 1989 and 1990 have been examined by the Internal Revenue Service. Adjustments to the taxable income for each of these years have been proposed. Portions of the resulting tax liabilities would be imposed directly on the Company or its subsidiaries, and the Company is obligated under the purchase agreement to make payments to the former owners of the Predecessor Company to compensate for the remainder of the tax liabilities which would be imposed on them under Subchapter S of the Internal Revenue Code. That agreement also entitles the Company to payments from the former shareholders of certain tax refunds or benefits which the former owners may realize. Payments by the Company under this agreement are indemnified losses under the purchase agreement (as discussed above), and receipts by the Company from the former owners, as well as certain other future tax benefits which the Company may realize on its own tax returns, must be subtracted from losses which are subject to indemnification.

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

      Item  2. Management's Discussion and Analysis of Financial Condition
                             and Results of Operations

      Results of Operations:

      Consolidated net sales were $227.4 million and $686.4 million for the quarter and nine months ended March 30, 1997, respectively. This represents an increase in net sales, as compared to the comparable prior year periods, of 3.9% for the quarter and 5.1% for the nine months. Income from operations was $9.4 million or 4.1% of sales versus $8.7 million or 4.0% of sales for the third quarter of fiscal years 1997 and 1996, respectively. Income from operations for nine months ended March 30, 1997 and 1996 was $27.1 million or 3.9% of sales and $33.2 million or 5.1%, respectively. The Company's ongoing implementation of certain cost improvement and strategic initiatives, in both the Commercial Air Conditioning and Filtration Products groups, has unfavorably impacted operating income during the quarter and nine months ended March 30, 1997. The implementation of these initiatives has resulted in extended delivery times for some products and higher than anticipated manufacturing costs and operating expenses. These strategic initiatives involve the integration and relocation of certain product manufacturing lines, opening operations in Asia, start-up of new products, implementation of new software systems and the consolidation of certain field sales' offices. In spite of the higher than anticipated transition costs, the Company remains committed to these strategic initiatives in order to realize the expected benefits.

      Net Sales

      Consolidated net sales were $227.4 million and $686.4 million for the quarter and nine months ended March 30, 1997, respectively. This represents an increase in net sales, as compared to the comparable prior year periods, of 3.9% for the quarter and 5.1% for the nine months. The Industrial Refrigeration segment was acquired in December, 1995 and thus the nine months of 1996 does not reflect a full period. The following table presents the Company's net sales by business segment.

(dollars in thousands)              Quarter ended        Nine months ended
                               ---------------------   ---------------------
                               March 30,   March 30,   March 30,   March 30,
                                 1997        1996        1997        1996
                               ---------   ---------   ---------   ---------
Net sales:
Commercial Air Conditioning .  $ 128,754   $ 124,725   $ 384,535   $ 382,758
Filtration Products .........     84,740      84,023     256,472     255,832
Industrial Refrigeration ....     15,208      11,846      49,310      19,823
Eliminations/ other .........     (1,261)     (1,745)     (3,965)     (5,441)
                               ---------   ---------   ---------   ---------
    Total ...................  $ 227,441   $ 218,849   $ 686,352   $ 652,972
                               =========   =========   =========   =========

      Commercial Air Conditioning net sales increased $4.0 million or 3.2% and $1.8 million or .5% for the quarter and nine month period ended March 30, 1997, respectively, as compared to the comparable 1996 periods. Domestic sales increased 4.7%, while international sales decreased 1.4% in the third quarter of fiscal year 1997 versus the third quarter of fiscal year 1996. For the nine months ended March 30, 1997, domestic sales increased 6.5% and international sales decreased 17.4%, as compared to the nine months ended March 30, 1996. Domestic sales increases for the third quarter and nine months ended March 30, 1997 were primarily due to market growth and increased market share for terminal air conditioning systems, continued acceptance of new products utilizing the single screw technology and increased exports to Asia and Latin America. Due to new international distribution systems, exports from domestic operations grew approximately 16% and 23% for the quarter and nine months ended March 30, 1997, respectively, as compared to the prior year. These increases were partially offset by a decline in absorption chiller product sales which continue to be negatively affected by the reduction in the number of natural gas incentive and rebate programs. In addition, the CFC replacement/retrofit market has seen demand flatten as the replacement of existing chillers has slowed. For the third quarter, the decrease in international sales was due primarily to the impact of foreign currency translation. For the nine month period, the decrease in international sales was due to several large projects completed in fiscal year 1996 which were not repeated in fiscal year 1997, the impact of foreign currency translation, and a continued soft European market. Backlog for the Commercial Air Conditioning group at the end of the third quarter for fiscal year 1997 was $121.1 million as compared to $116.5 million for the prior year.

      Filtration Products net sales were slightly higher for the third quarter and nine months ended March 30, 1997, as compared to the prior year. In the third quarter of fiscal year 1997 domestic sales decreased 4.8% while international sales increased 7.3% versus the third quarter of 1996. For the nine months ended March 30, 1997, domestic sales decreased 5.9% and international sales increased 8.0%, as compared to the nine months ended March 30, 1996. The decrease in domestic sales during the third quarter and nine months of fiscal 1997 was primarily attributed to complexities in implementing new software systems, sales office consolidations and manufacturing integration; all of which affected delivery schedules. Management believes that the software systems' and manufacturing problems have been largely overcome and the difficulties with field sales office consolidation should be mostly resolved by the end of the fiscal year. In addition, the domestics sales decrease for the nine months was partially due to a promotional program sponsored by a large retail customer during fiscal 1996 that was not repeated in the current year. The increases in international sales, for the third quarter and nine months ended March 30, 1996, were due to continued growth in emerging markets in Asia and Latin America. These increases were offset by the impact of unfavorable currency translation and soft market conditions in Europe.

      Gross Profit

      Consolidated gross margin was $62.7 million versus $59.8 million for the third quarter of fiscal years 1997 and 1996, respectively. For the nine months ended March 30, 1997 and 1996, the consolidated gross margin was $185.5 million and $181.1 million, respectively. The increase for the nine month period is largely attributable to the acquisition of J&E Hall late in the second quarter of fiscal year 1996. The consolidated gross margin rate was 27.6% versus 27.3% for the third quarter of fiscal years 1997 and 1996, respectively. For the nine months ended March 30, 1997 and 1996, the consolidated gross margin rate was 27.0% and 27.7%, respectively. The increase in the gross margin rate for the quarter was primarily the result of improved margins in the Commercial Air Conditioning group versus the prior year. For the nine month period, the decrease in gross margin rate was largely attributable to the inclusion of the newly acquired lower margin Industrial Refrigeration group in the consolidated Company results. Furthermore, both the Commercial Air Conditioning and Filtration Products groups' gross profit margin rates declined due to high production costs resulting from difficulties in the execution of certain strategic initiatives. Additionally, certain product lines in both Filtration Products and Commercial Air Conditioning segments experienced margin rate deterioration due to competitive price pressures and pricing strategies aimed at increasing market share.

      Operating Expenses

      Operating expenses were $53.3 million or 23.5% of sales versus $51.1 million or 23.3% of sales for the third quarter of fiscal year 1997 and 1996, respectively. Operating expenses for the nine months ended March 30, 1997 and 1996 were $158.5 million or 23.1% of sales and $147.9 million or 22.7% of sales, respectively. The acquisition of J&E Hall late in the second quarter of fiscal year 1996 accounted for approximately 50% of the increase in selling, general and administrative ("SG&A") expenses for the nine months period of fiscal year 1997 as compared to fiscal year 1996. Excluding J&E Hall, SG&A expenses increased approximately 4.7% for the nine months ended March 30, 1997, as compared to the prior year. These spending increases for the quarter and current nine months pertain primarily to the Company's initiative to build a decentralized and global organization. This initiative included increases in general and administrative expenses such as staffing a new Asian office, software consulting and increases in research and development engineering to help meet the growing demand for new products. These expense increases were partially offset by a decrease in amortization expense due to the change in estimated lives for certain intangible assets made in the fourth quarter of the prior fiscal year.

      Income from Operations

      Income from operations was $9.4 million or 4.1% of sales versus $8.7 million or 4.0% of sales for the third quarter of fiscal year 1997 and 1996, respectively. The Commercial Air Conditioning group and the Industrial Refrigeration group both had an increase in income from operations while the Filtration Products group had a decrease during the third quarter of fiscal year 1997, as compared to the same period in 1996. Income from operations for the nine months ended March 30, 1997 and 1996 was $27.1 million or 3.9% of sales and $33.2 million or 5.1%, respectively. During the nine months ended March 30, 1997, the Commercial Air Conditioning and Filtration Products groups both had decreases in income from operations while the Industrial Refrigeration group had a slight increase, as compared to the prior year.

      Net Interest Expenses and Other (Income) Expense

      Net interest expense was $6.2 million and $19.6 million during the third quarter and nine months ended March 30, 1997, a decrease of $0.3 million and an increase $1.2 million, respectively, as compared to the comparable periods in the prior year. The decrease in interest expense for the quarter is primarily due to lower levels of debt. For the nine months ended March 30, 1997, the increase in interest expense is the result of slightly higher interest rates, as a result of the Refinancing (see footnote 7 on page 43 in the Annual Report) and the increased borrowing as a result of the acquisition of J&E Hall. Net other expense was $0.5 and $0.9 million for the third quarter and nine months ended March 30, 1997, respectively. Net other expense increased $1.8 million and $4.1 million, respectively, as compared to the prior year. This change in other expense is primarily due to currency gains not repeated and reduced earnings from equity affiliates during the current year.

      Liquidity and Capital Resources

      The Company's liquidity needs are provided by cash generated from operating activities and supplemented when necessary by short-term credit facilities. During the nine months of fiscal year 1997, funds provided by operating activities were $16.9 million as compared to a generation of $30.1 million in net cash provided by operating activities in the prior year for the same period. The decrease in operating cash provided in the first nine months of fiscal year 1997 reflects lower net income and increased working capital. During the nine months of fiscal year 1997, cash used in investing activities was $8.9 million and cash used in financing activities was $21.0 million. Cash balances decreased due to the application of excess cash at foreign subsidiaries against short-term debt.

      During the quarter, a stock option plan ( the "Plan") was approved for the Company's executives which will be accounted for as a compensatory plan. The Company anticipates the granting of options under the Plan during fiscal year 1998. The related impact to the Statement of Operations will be based on an independent valuation of the Company at or near the grant date.

      Management believes, based upon current levels of operations and forecasted earnings, that cash flow from operations, together with borrowings under the Amended Credit Facility, will be adequate to make payments of principal and interest on debt, to permit anticipated capital expenditures and to fund working capital requirements and other cash needs. Nevertheless, the Company will remain leveraged to a significant extent and its debt service obligations will continue to be substantial. In addition, the current Bank Agreement (see note 7 in the Annual Report) requirements become more restrictive in the future. During the next quarter, the Company intends to amend its existing bank credit agreement to ease current covenant requirements. If the Company's sources of funds were to fail to satisfy the Company's requirements, the Company may need to amend or refinance its existing debt or obtain additional financing. There is no assurance that any such new financing alternatives would be available, and, in any case, such new financing (if available) would be expected to be more costly and burdensome than the debt agreements currently in place.

      Forward-Looking Statements

      When used in this report by management of the Company, from time to time, the words "believes," "anticipates," and "expects" and similar expressions are intended to identify forward-looking statements that involve certain risks and uncertainties. A variety of factors could cause actual results to differ materially from those anticipated in the Company's forward-looking statements, some of which include risk factors previously discussed in this and other SEC reports filed by the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date thereof. The Company undertakes no obligation to publicly release the results of any events or circumstances after the date hereof to reflect the occurrence of unanticipated events.

PART II: OTHER INFORMATION

      Item 6.  Exhibits and Reports on Form 8-K

               (a)  Exhibits

                    Number                Description
                    ------                -----------

                    10.1                  Stock Option Plan (filed herewith)

                    Exhibit 27            Financial Data Schedule
                                          (filed herewith)

               (b)  Reports on Form 8-K

                    There were no reports filed on Form 8-K during the period.

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           AAF-MCQUAY INC.


DATE   May 9, 1997                By:      /S/ M.J. Christopher
                                           --------------------
                                           M.J. Christopher
                                           Executive Vice President


DATE   May 9, 1997                         /S/ B.J. Bates
                                           -------------------------
                                           B.J. Bates
                                           Chief Financial Officer


DATE   May 9, 1997                         /S/  J.M. Sichter
                                           -------------------------
                                           J.M. Sichter
                                           Controller
                                           (Principal Accounting Officer)

                           Exhibit Index

Number                     Description
------                     -----------

10.1                       Stock Option Plan

27                         Financial Data Schedule