Form 10-K405
period 1997-06-30
AAF MCQUAY INC
filed 1997-09-23
CIK 1005272

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)

/X/  Annual Report Pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934
    For the fiscal year ended June 30, 1997

/ /  Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the Transition period from             to
Commission file number: Not Applicable

                                AAF-MCQUAY INC.

           (Exact name of the Registrant as specified in its charter)

                  DELAWARE                                      41-0404230
       (State or other Jurisdiction of                       (I.R.S. Employer
       Incorporation or Organization)                       Identification No.)


        LEGG MASON TOWER, SUITE 2800
          111 SOUTH CALVERT STREET
                BALTIMORE, MD                                      21202
  (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code (410) 528-2755

          Securities registered pursuant to section 12(b) of the Act:

  TITLE OF EACH    NAME OF EACH EXCHANGE
      CLASS         ON WHICH REGISTERED
                  None

          Securities registered pursuant to Section 12(g) of the Act:

                                      None

    Indicated by check whether the registrant : (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes / / No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 1997 was $-0-.

    The number of shares outstanding of the registrant's only class of common stock as of September 15, 1997 (latest practicable date) was 2,497.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX
                        AAF-MCQUAY INC. AND SUBSIDIARIES

                                                                                                               PAGE
                                                                                                             ---------

PART I

Item 1     Business........................................................................................          3
Item 2     Properties......................................................................................         11
Item 3     Legal Proceedings...............................................................................         12
Item 4     Submission of Matters to a Vote of Securities Holders...........................................         14

PART II

Item 5     Market for Registrant's Common Stock and Related Stockholder Matters............................        N/A
Item 6     Selected Financial Data.........................................................................         15
Item 7     Management's Discussion and Analysis of Financial Condition and Results of Operations...........         18
Item 8     Financial Statements and Supplemental Data......................................................         27
Item 9     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............        N/A

PART III

Item 10    Directors and Officers of the Registrant........................................................         53
Item 11    Executive Compensation..........................................................................         55
Item 12    Security Ownership of Certain Beneficial Owners and Management..................................         58
Item 13    Certain Relationships and Related Transactions..................................................         59

PART IV

Item 14    Exhibits, Financial Statement Schedules and Reports on Form 8-K.................................         61

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

    The Company believes its affiliation with Hong Leong, which has a significant Asian presence, substantially improves the Company's financial and operating flexibility and access to Asian markets. The Company has also expanded into other new markets outside Asia, such as Latin America, where demand has increased and the markets remain fragmented. In addition, the Company seeks to expand its product lines through research and development and seeks to pursue strategic technology joint ventures and acquisitions. Consistent with this strategy, the Company acquired the industrial refrigeration business of J&E Hall. The acquisition of J&E Hall expanded the Company's product offerings and also accelerated its development of the single screw compressors that both the Company and J&E Hall had been developing for several years. The Company believes that single screw chillers, rather than twin screw chillers produced by a number of its competitors in the commercial HVAC and industrial refrigeration markets, provide certain competitive advantages, including improvements in efficiency and cost, lower service requirements and noise reduction.

    The Company's Commercial Air Conditioning and Refrigeration Group engages in the manufacture, sale, service and distribution of HVAC equipment, industrial refrigeration and freezing products and systems. Products include chillers, applied air handling systems, terminal air conditioning systems, fans, industrial refrigerators and freezers, service and parts. The Company's commercial air conditioning equipment is sold primarily under the McQuay -Registered Trademark- and BarryBlower -Registered Trademark- brand names and has been installed in many prominent facilities around the world, including the Queen Elizabeth II, the Chrysler Technical Center in Detroit, the Jakarta Stock Exchange in Indonesia, the Nestle^ Headquarters in Switzerland and the Georgia Dome in Atlanta. The Company's Commercial Air Conditioning and Refrigeration Group is also the leading integrated supplier of industrial refrigeration and freezing products and systems in the United Kingdom and is among the three largest suppliers of industrial contact plate ("fast") freezers in the world. Industrial refrigeration products and systems are sold under the "J&E Hall" brand name and freezers are sold under the "Jackstone" brand name. In connection with its refrigeration business, the Commercial Air Conditioning and Refrigeration Group also manufactures a line of single screw compressors which are sold under the "HallScrew" brand name. In addition to establishing an important presence in the global industrial refrigeration industry, the acquisition of J&E Hall provided the Company with access to J&E Hall's single screw compressor technology which has expanded the single screw chiller product line.

    The Company's Filtration Products Group engages in the manufacture, sale and distribution of air filtration products and systems, including air filtration equipment, air pollution control products and systems, machinery filtration and acoustic systems and replacement filters. The Company's products, including replacement filters, are sold globally under the AmericanAirFilter TM and AAF -Registered Trademark- brand names and under private label. The Company's filtration products are sold worldwide to commercial, institutional and industrial customers as well as to retailers for residential use. The Filtration Products Group's largest customers include Shinwa Corporation, Wal-Mart Stores, Inc., Ace Hardware Corp., Asea Brown Boveri ("ABB"), European Gas Turbines, Westinghouse Electric Corp. and Solar Gas Turbines.

COMMERCIAL AIR CONDITIONING AND REFRIGERATION GROUP

    The Company, through the Commercial Air Conditioning and Refrigeration Group, is a worldwide leader in the design, manufacture, sale and service of HVAC equipment principally for the commercial, industrial and institutional markets. In the United States, the Company believes that its share of the commercial air conditioning market which it serves is approximately 10%. The Company's products are sold primarily under the widely recognized McQuay -Registered Trademark- and BarryBlower -Registered Trademark-brand names and services are marketed under the McQuayService TM name. The Company's broad range of standard and custom products and services fulfill the HVAC requirements of most building types and sizes and offer multiple solutions to a variety of HVAC needs. The Company markets its commercial HVAC equipment principally to building contractors, architects, consulting engineers, building developers and building owners. In addition, the Company manufactures, sells and services industrial refrigeration and freezing equipment under the J&E Hall brand names including J&E Hall, Thermotank, and Jackstone. Principle customers are in the food and beverage, chemical and naval and maritime industries.

    The Company's Commercial Air Conditioning and Refrigeration products are divided among the following business units: (i) chiller products, (ii) applied air handling systems, (iii) terminal air conditioning systems, (iv) fans and (v) industrial refrigeration.

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

    Under the trade name McQuayServiceTM, the Company services both its own and its competitors' products and systems and provides start-up assistance, warranty support, full aftermarket service, replacement parts and chiller retrofit services. The Company's service operations are conducted primarily in North America through 20 field offices and employ approximately 310 personnel. In addition to providing a non-cyclical source of revenues, the Company's service and parts business provides access to the growing replacement and retrofit markets.

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

    TERMINAL AIR CONDITIONING SYSTEMS. Terminal air conditioning systems consist of HVAC units that provide heating and cooling for a defined space on a "localized" basis. They include fan-coil units, water source heat pumps, packaged terminal air conditioners and heat pumps, unit ventilators and mini-split systems. Capacities of individual units are less than 20 tons and typically include electronic controls. Typical applications include facilities where air conditioning is required on a "room-by-room" basis such as hotels/ motels, condominiums, schools and office buildings. Within the United States, the Company believes that it is a leading manufacturer of water source heat pumps and unit ventilators. The large installed base is expected to provide significant replacement and service opportunities. The Company recently introduced a new line of console water source heat pumps which are more efficient and feature sophisticated electronic controls.

    FANS. The Company manufactures and sells a wide range of commercial and industrial fans which are used in HVAC and industrial applications. The fans are sold under the BarryBlower-Registered Trademark- brand name.

    INDUSTRIAL REFRIGERATION. The Company manufactures, sells and services industrial refrigeration and freezing equipment under several well known J&E Hall brand names, including J&E Hall, Thermotank, and Jackstone. The principal customers for industrial refrigeration products are concentrated in the food and meat processing, dairy, brewing and beverage (soft and alcoholic), chemical, petrochemical, pharmaceutical, naval and merchant marine industries. The principal customers for industrial freezers are in the food industry generally and particularly the seafood industry. The Company manufactures industrial refrigeration and freezer products through J&E Hall's U.K. production facilities. In fiscal year 1997, the Company acquired Coulstock & Place Engineering Co. Ltd., a motor rewind specialist providing support for the Compressor business.

    COMMERCIAL AIR CONDITIONING AND REFRIGERATION GROUP STRATEGIC PARTNERSHIPS

    The Company, through its Commercial Air Conditioning and Refrigeration Group, has entered into selective strategic partnerships throughout the world to maximize its market penetration through enhancement of its manufacturing and distribution capabilities and further diversification of its product lines. The Company has formed partnerships with local companies in India, Japan, Mexico, Puerto Rico and Spain and has entered into a partnership to sell its products throughout Latin America. In addition, the Company markets its products throughout Asia, including China, through manufacturing and sales joint ventures established by OYL.

FILTRATION PRODUCTS GROUP

    Within its Filtration Products Group, the Company has two principal businesses: replacement filters and environmental products. Replacement filters are sold to commercial and industrial building owners, contractors, retailers for residential applications, hospitals and computer chip manufacturers for clean room applications, locomotive and air conditioning original equipment manufacturers and railroad companies. The Company has, since the 1920's, marketed its replacement filters under the AmericanAirFilter TM and AAF-Registered Trademark- brand names. The environmental products business has two major product areas: Air Pollution Control Products and Systems ("APC") and Machinery Filtration and Acoustical Systems ("MFAS") products. Environmental products are sold throughout the world for a wide variety of commercial, institutional and industrial applications. Two of the Company's facilities used to produce its air filtration products have earned ISO 9001 certification, and six facilities have earned ISO 9002 certification.

    REPLACEMENT FILTER PRODUCTS

    The Company believes that it is the world's largest manufacturer of commercial, industrial and residential air filters, which are used to remove airborne contaminants from intake and conditioned air, for a wide variety of products. The Company estimates its global and North American served market share in nonvehicular applications to be approximately 15% and 25%, respectively. The Company's filters, including replacement filters, are sold globally under the AmericanAirFilter TM and AAF -Registered Trademark- brand names and under private label. The filters are designed to be used in all types of air filtration systems regardless of the original manufacturer.

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

    FILTRATION PRODUCTS GROUP STRATEGIC ALLIANCES

    The Company, through its Filtration Products Group, has entered into selective strategic partnerships and alliances throughout the world to maximize its market penetration through enhancement of its manufacturing and distribution capabilities and further diversification of its product lines. The Company has formed partnerships with local companies in Japan, Korea, India, Saudi Arabia and Malaysia to manufacture and distribute its products. In addition, the Company has entered into technology sharing agreements for the development of synthetic pinch frame filters, antimicrobial filters and high efficiency synthetic media.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

    See Note 14 "Segment Information" in the Notes to the Consolidated Financial Statements. Information for fiscal periods prior to fiscal year end June 30, 1997 have been restated due to the inclusion of the former Industrial Refrigeration Group in the Commercial Air Conditioning and Refrigeration Group.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

    See Note 14 "Segment Information" in the Notes to the Consolidated Financial Statements. Information for fiscal periods prior to fiscal year end June 30, 1997 have been restated due to the inclusion of the former Industrial Refrigeration Group in the Commercial Air Conditioning and Refrigeration Group.

SALES AND DISTRIBUTION

    GENERAL. The Company has a diverse base of customers. No customer of the Commercial Air Conditioning and Refrigeration Group or the Filtration Products Group accounted for more than 10% of the Company's net sales of these products over the past three fiscal years.

    COMMERCIAL AIR CONDITIONING AND REFRIGERATION GROUP. The Company distributes its commercial HVAC equipment and systems in the United States and Canada through a network of approximately 180 independent manufacturers' representatives who sell on a commission basis. Replacement parts for HVAC equipment are sold through a network of 80 independent parts distributors and two Company-owned stores. Service products and contracts are sold through the Company's own sales force working from offices located throughout the United States and Canada. The Company distributes its commercial HVAC products and parts internationally through a combination of direct sales personnel, independent distributors and joint venture partners selling in over 80 countries throughout the world.

    The Company distributes its industrial refrigeration and freezer products through a number of sales offices located throughout the United Kingdom. In addition, the Company has an extensive field service organization with 13 branch offices and employs approximately 110 field service technicians in the United Kingdom. During the year an office was established in Asia to better service the industrial refrigeration market.

    Backlog for the Commercial Air Conditioning and Refrigeration Group at June 30, 1997 and June 30, 1996 was $156 million and $133 million, respectively.

    FILTRATION PRODUCTS GROUP. The Company deploys separate sales forces and distribution channels to market its replacement filter and environmental products. The Company employs the industry's largest commercial replacement filter direct sales force, with over 200 factory sales people worldwide to market commercial replacement filters. Residential replacement filters are sold primarily in the United States through national retail stores, such as Wal-Mart, Ace Hardware and True Value/Cotter Hardware. Environmental products are sold through factory direct sales people, independent distributors, agents and joint venture partners. Backlog for the Filtration Products Group at June 30, 1997 and June 30, 1996 was $77 million and $68 million, respectively.

MANUFACTURING

    COMMERCIAL AIR CONDITIONING AND REFRIGERATION GROUP. The Company's commercial HVAC products are manufactured in 12 factories in the United States, France, Italy, the United Kingdom, China, Malaysia, and Indonesia. The Company's industrial refrigeration products are manufactured in 5 manufacturing facilities in the United Kingdom. See "--Properties."

    FILTRATION PRODUCTS GROUP. In the Company's filter manufacturing business, fiberglass filtermedia is manufactured at 3 facilities located in the United States, Singapore and The Netherlands and then shipped to filter assembly facilities throughout Europe and North America from which finished products are then shipped to customers. Air filtration equipment and systems are manufactured at facilities located in geographically dispersed locations throughout the world. Replacement filters are produced in 12 geographically dispersed manufacturing facilities and environmental products are manufactured in 4 geographically dispersed manufacturing facilities. See "--Properties."

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

COMPETITION

    GENERAL. The commercial HVAC and refrigeration and air filtration business segments are highly competitive. In the commercial HVAC industry, the principal methods of competition are lead time, product performance, feature availability, energy efficiency, price and service. In the refrigeration industry, competitive factors include price, quality and a vertically integrated approach of supplying products. In the air filtration business, participants generally compete on the basis of service, price, quality, reliability, efficiency, conditions of sale and range of product offering. Certain portions of these markets are also very fragmented, both geographically and by product line. The Company believes its competitive position is strengthened in those international markets in which it has both a manufacturing and a marketing presence and that it has a competitive advantage through its affiliation with Hong Leong and OYL in gaining access to certain markets where barriers exist for non-local companies.

    COMMERCIAL AIR CONDITIONING AND REFRIGERATION GROUP. International markets for commercial HVAC products are competitive and fragmented along geographic and product lines. On a global basis, the Company's primary competitors across the full range of its HVAC product offerings are Carrier Corporation (a subsidiary of United Technologies Corporation), The Trane Company (a division of American Standard, Inc.) and York International Corporation. Outside North America, the Company also competes with numerous European and Japanese companies. Competition in the global industrial refrigeration and freezer business is fragmented, consisting of a limited number of large companies and a significant number of local companies. The Company believes that price and quality in addition to a vertically integrated approach to supplying products and systems are significant competitive factors in selling industrial refrigeration and freezer products.

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

RESEARCH AND DEVELOPMENT

    The Company's research and development programs are involved in creating new products, enhancing and redesigning existing equipment and systems to reduce manufacturing costs and increasing product efficiency. The Company spent approximately $10.6 million, $8.2 million, and $4.3 million during the 12 months ended June 30, 1997, June 30, 1996 and the six months ended July 1, 1995, respectively, for research and development.

    A significant focus of the Company's research and development efforts since 1988 has been to develop and extend its range of water-cooled and air-cooled water chillers using advanced single screw compressor technology. The Company introduced its first single screw air conditioning product in 1994 and has continued to expand its offerings during 1997. It expects further screw air conditioning product introductions during fiscal year 1998. Single screw compressor technology will continue to be important elements of research and development programs in the Commercial Air Conditioning and Refrigeration Group. J&E Hall has been marketing industrial refrigeration product using single screw compressor technology since 1978.

    The Company has developed and is now producing the next generation of air handlers which is highly energy and sound efficient. The product is available in a variety of configurations and material options. The Company expects this family of product to meet the growing market for quiet, high quality air handlers.

    Additionally, the Company has introduced a new range of air cleaners; a new extended surface pleated filter that exceeds the standards proposed in ASHRAE 62-1989R; a variety of replacement filters treated with antimicrobial agents that inhibit the growth of various microbial contaminants on the filter media; and a range of self cleaning filters for gas turbines.

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

    The Company owns several registered trademarks and operates under certain trade names that are important in the marketing of its products, including AmericanAirFilter TM, AAF-Registered Trademark-, McQuay-Registered Trademark-, BarryBlower-Registered Trademark-, HermanNelson-Registered Trademark-, Thermotank, Jackstone and Beth. The Company believes that its rights to use tradenames and trademarks are adequately protected.

EMPLOYEES

    As of June 30, 1997 the Company employed approximately 7,000 employees worldwide, with approximately 4,400 persons employed in the United States and 2,600 employed in non U.S. locations. The Company has a total of 19 labor union bargaining agreements, covering approximately 2,300 employees in the United States and Canada, of which 4 agreements, covering 1,100 employees, will expire in fiscal year 1998. The Company currently believes that it will be able to obtain new labor agreements without interruption of work when these agreements expire. The Company considers its relations with its employees to be good.

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

ITEM 2. PROPERTIES

    A description of the Company's principal facilities with their approximate square feet of building space is summarized below. Unless otherwise specified below, the facilities are devoted to manufacturing:

LOCATION                      SQUARE FEET  LEASED/OWNED   PRINCIPAL FUNCTION
----------------------------  -----------  -------------  -------------------------------------------------------

                               COMMERCIAL AIR CONDITIONING AND REFRIGERATION GROUP

Plymouth, Minnesota              166,000         Owned    Global Commercial Air Conditioning Group Headquarters
                                                          and research and development facility

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

Fridley, Minnesota               116,000         Owned    Fan products

Cecchina, Italy                  246,000         Owned    Chiller products

Pons, France                     150,000         Owned    Applied air handling systems and terminal air
                                                          conditioning system products

Dayton, Ohio                     100,000        Leased    Parts distribution

Dartford, England                105,000         Owned    Headquarters for manufacturing of compressors,
                                                          industrial refrigeration packages and contact plate
                                                          freezers

Thetford, England                 33,000        Leased    Production of air-blast, automatic plate and cryogenic
                                                          freezers

Derby, England                    73,000        Leased    Spares distribution and compressor remanufacturing
                                                          facility

Birkenhead, England                3,800         Owned    Compressor remanufacturing facility

Doncaster, England                 5,300         Owned    Motor rewinding facility

                                   7,900        Leased    Cabling facility

LOCATION                      SQUARE FEET  LEASED/OWNED   PRINCIPAL FUNCTION
----------------------------  -----------  -------------  -------------------------------------------------------
                                            FILTRATION PRODUCTS GROUP

Louisville, Kentucky             180,000         Owned    Global Filtration Products Group Headquarters and
                                                          research and development facility

Louisville, Kentucky             167,000         Owned    Environmental products

Atlanta, Georgia                 113,000        Leased    Replacement filters

Columbia, Missouri                58,000         Owned    Replacement filters

                                  35,000        Leased    Replacement filters

Hutchins, Texas                  340,000         Owned    Replacement filters

Elizabethtown, Pennsylvania      160,000        Leased    Replacement filters

Fayetteville, Arkansas           175,000         Owned    Replacement filters

Los Angeles, California           70,000        Leased    Replacement filters

Lebanon, Indiana                 154,000        Leased    Replacement filters

Boucherville, Quebec              62,000         Owned    Replacement filters

Cramlington, England             160,000         Owned    Applied air handling systems and environmental products

Linton, England                   27,000         Owned    Replacement filters

Amsterdam, The Netherlands        16,000        Leased    Administrative Office

Emmen, The Netherlands            75,000        Leased    Replacement filters

                                  97,000         Owned    Replacement filters

Gasny, France                    109,000         Owned    Environmental products

Ecoparc, France                   46,000        Leased    Replacement filters

Vitoria, Spain                    40,000         Owned    Environmental products

Singapore                         41,000         Owned    Replacement filters

    The Company's corporate headquarters is located in Baltimore, Maryland and occupies approximately 4,200 square feet of leased space. The Company also leases numerous facilities worldwide for use as sales and service offices, regional warehouses and distribution centers.

    Substantially all of the Company's property is subject to encumbrances. See Footnote 5 to the Consolidated Financial Statements and Notes thereto.

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

    In 1988, the California Department of Health Services issued a Remedial Action Order naming the Company and others as respondents in connection with soil and groundwater contamination in the vicinity of a manufacturing facility located in Visalia, California that had been owned and operated by the Company's predecessor, McQuay, Inc., from 1961 to 1973. The Company entered into a settlement agreement with the other respondents under which the Company, among other things, agreed to be solely responsible for the remaining cleanup of the site. As of June 30, 1997 the Company had incurred over $10.5 million in expenses including cleanup costs and attorney's fees. The Company currently estimates cleanup costs through fiscal year 2007 to be approximately $6.8 million, of which $1.2 million is expected to be incurred in fiscal year 1998 and $700,000 is expected to be incurred in fiscal year 1999. In addition, the Company settled a suit brought by the State of California seeking to recover the state's existing and future oversight costs for the cleanup at the Visalia site. The Company agreed to pay approximately $375,000 of the state's existing oversight costs and to pay future oversight costs estimated by the state to total $286,334 through 2005. The Company also has litigation pending against several of its insurers seeking coverage under various insurance policies with respect to the Visalia site. The Company has recovered approximately $11 million from a number of these insurance carriers. See Note 12 to the Consolidated Financial Statements.

    On April 20, 1989, the Company and the North Carolina Department of Environment, Health and Natural Resources ("DEHNR") entered into an Administrative Order of Consent (the "Order"), which related to the Company's former facility located in Wilmington, North Carolina. The Order was concerned with the remediation of two separate accidental spills of 1, 1, 1 trichloroethane which occurred at this facility on November 18, 1983, and on July 24, 1987. The Order provided that the area of residual contamination at the site is a hazardous waste management unit subject to closure requirements under the Resource Conservation & Recovery Act. This Order has been vacated and the Company is trying to negotiate a new agreement for cleanup with DEHNR. Pursuant to the terms of the sales agreement between the Company and the current owner of the site, the Company is obligated to undertake remediation of the site at its sole expense. The Company currently estimates that there will be additional costs of $5.3 million through fiscal year 2007, of which $1.2 million is expected to be incurred in fiscal year 1998 and $1.3 million is expected to be incurred in fiscal year 1999. The primary insurance carrier has paid the limits of its policy ($200,000). The Company is now in litigation with its excess insurer. The Court granted the carrier summary judgment on the issue of coverage, the Company appealed and the appeals court reversed the lower court's ruling. The case is set for trial in November 1997. The insurer recently filed another summary judgment motion. See Note 12 to the Consolidated Financial Statements.

    In March 1994, contamination was found in wetlands, soil and groundwater at the Company's Scottsboro, Alabama manufacturing facility. The Company purchased the facility from Halstead Industries in 1984. The Alabama Department of Environmental Management has required investigation and cleanup. The Company made a claim for indemnification from Halstead Industries, which denied responsibility. The Company has filed suit against Halstead Industries and is pursuing recoveries through the legal system. The Company currently estimates that there will be additional costs of $5.0 million through 2007, of which $2.4 million is expected to be incurred in fiscal year 1998 and $0.3 million is expected to be incurred in fiscal year 1999.

    The Company has discovered contaminants in the soil and/or groundwater at certain of its other manufacturing facilities. Based upon preliminary estimates prepared by the Company's environmental consultants, the Company currently estimates that there will be additional costs at these sites of $5.4 million through 2007.

    Based on preliminary estimates prepared by the Company's environmental consultants, the Company currently estimates that expenditures for remediation of all sites described above will be in the aggregate approximately $7.4 million, $2.9 million and $2.4 million in fiscal years 1998, 1999 and 2000, respectively.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On April 28, 1997, the sole shareholder elected the following persons as members of the Board of Directors of the Company to serve until the next annual meeting of the stockholder: Quek Leng Chan, Joseph B. Hunter, Gerald L. Boehrs, Roger Tan Kim Hock, Ho Nyuk Choy, Lin Wan Min and Michael J. Christopher.

                                    PART II

ITEM 6. SELECTED FINANCIAL DATA

    The following table sets forth selected consolidated historical financial data of the Company (i) prior to the OYL Acquisition (the "Predecessor Company"), for the fiscal years ended December 31, 1992 and 1993 and for the period from January 2 to May 1, 1994 and (ii) after the OYL Acquisition (the "Successor Company") for the period from May 2 to December 31, 1994, the six months ended July 1, 1995, and the fiscal years ended June 30, 1996 and June 30, 1997. In 1995 the Company changed its fiscal year end from the Saturday closest to December 31 to the Saturday closest to June 30 to coincide with OYL's fiscal year. For clarity of presentation in the consolidated financial statements, all full fiscal years are shown to begin on January 1 and end on December 31, or to begin on July 1 and end on June 30. For the periods presented on a basis other than a full fiscal year, actual period end dates are used.

    The table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and the related Notes included herein.

SELECTED FINANCIAL DATA

                                                 PREDECESSOR                                      SUCCESSOR
                                  -----------------------------------------  ----------------------------------------------------
                                                               PERIOD FROM    PERIOD FROM   SIX MONTHS
                                   YEAR ENDED    YEAR ENDED    JANUARY 2 TO    MAY 2 TO      ENDED (F)   YEAR ENDED   YEAR ENDED
                                  DECEMBER31,   DECEMBER 31,      MAY 1,     DECEMBER 31,     JULY 1,     JUNE 30,     JUNE 30,
                                      1992          1993         1994(E)         1994          1995         1996         1997
                                  ------------  -------------  ------------  -------------  -----------  -----------  -----------
                                                                      (DOLLARS IN THOUSANDS)
INCOME STATEMENT DATA:
  Net sales.....................   $  749,448     $ 705,496     $  232,484     $ 484,681     $ 428,510    $ 901,395    $ 947,933
  Cost of sales.................      535,144       498,640        169,357       344,120       303,699      645,149      694,596
                                  ------------  -------------  ------------  -------------  -----------  -----------  -----------
  Gross profit..................      214,304       206,856         63,127       140,561       124,811      256,246      253,337
  Operating expenses............      184,471       203,344         72,777       116,320       101,535      199,550      212,741
                                  ------------  -------------  ------------  -------------  -----------  -----------  -----------
  Operating income (loss).......       29,833         3,512         (9,650)       24,241        23,276       56,696       40,596
  Interest expense, net.........       42,314        41,785         13,723        16,192        11,671       24,957       25,961
  Other (income) expense, net...       (6,020)(b)       3,112        1,458           (30)       (1,442)      (3,219)         616
                                  ------------  -------------  ------------  -------------  -----------  -----------  -----------
  Income (loss) before income
    taxes, extraordinary item
    and cumulative effect of
    accounting changes..........       (6,461)      (41,385)       (24,831)        8,079        13,047       34,958       14,019
  Income taxes(a)...............        6,485         4,444            324         6,834         6,755       18,423        6,906
  Minority Interest Earnings....       --            --             --            --            --           --              476
                                  ------------  -------------  ------------  -------------  -----------  -----------  -----------
  Income (loss) before ,
    extraordinary item and
    cumulative effect of
    accounting changes..........      (12,946)      (45,829)       (25,155)        1,245         6,292       16,535        6,637
  Extraordinary item............       --            --             --            --            --           (1,635)(g)     --
  Cumulative effect of
    accounting changes..........       (4,866)(c)        (971)(d)      --         --            --           --           --
                                  ------------  -------------  ------------  -------------  -----------  -----------  -----------
  Net income (loss).............   $  (17,812)    $ (46,800)    $  (25,155)    $   1,245     $   6,292    $  14,900    $   6,637
                                  ------------  -------------  ------------  -------------  -----------  -----------  -----------
                                  ------------  -------------  ------------  -------------  -----------  -----------  -----------
BALANCE SHEET DATA (end of
  period):
  Working capital...............   $   65,110     $  58,384     $   58,008     $  30,496     $  43,558    $  92,613    $  88,263
  Total assets..................      466,295       427,124        435,513       679,897       731,328      806,954      810,368
  Total debt....................      302,195       290,843        299,986       260,553       270,728      302,907      287,824
  Stockholder's equity
    (deficit)...................       (9,133)      (60,749)       (73,209)      172,413       188,828      199,283      204,281
OTHER DATA:
  EBITDA(h).....................   $   57,179     $  21,982     $   (4,910)    $  39,012     $  38,269    $  85,724    $  65,071
  Adjusted EBITDA(h)............       57,179        57,180         (4,910)       39,012        38,269       85,724       65,071
  Adjusted EBITDA margin........          7.6%          8.1%            --(i)         8.0%         8.9%         9.5%         6.9%
  Depreciation and
    amortization................   $   21,326     $  21,582     $    6,198     $  14,741     $  13,551    $  25,809    $  25,567
  Capital expenditures..........       17,730         8,745          1,821         8,454         5,697       14,765       15,941
  Net cash provided by (used in)
    Operating activities........       (5,982)       15,252        (17,056)       (5,542)       (8,488)      27,962       26,223
    Investing activities........      (17,730)       (8,745)        (1,821)       (8,454)       (5,697)     (49,668)     (21,285)
    Financing activities........       (5,067)      (10,381)        20,065         8,081        20,492       27,075      (15,083)

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

(b) Other income for the year ended December 31, 1992 primarily reflects the receipt of a cash settlement, net of directly related legal expenses, resulting from an agreement settling a lawsuit.

(c) In December 1990, the FASB issued SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This statement requires postretirement benefits other than pensions, principally health care benefits, to be recognized ratably over employee service periods. The Predecessor Company's practice was to recognize postretirement benefits other than pensions on a cash basis. Effective at the beginning of the fiscal year ended December 31, 1992 the Predecessor Company adopted this new accounting standard for both domestic and foreign plans and recognized the transitional obligation of approximately $4.9 million (net of tax benefits of $340,000). Postretirement benefit costs were not restated for prior periods.

(d) In February 1992, the FASB issued SFAS No. 109, "Accounting for Income Taxes." This statement was adopted by the Predecessor Company for the year ended December 31, 1993 thereby changing its method of accounting for income taxes from the deferred method to the liability method, which resulted in a cumulative effect charge of $1.0 million primarily related to deferred taxes in foreign countries.

(e) The Predecessor Company recorded compensation charges in the period ending May 1, 1994 totaling $8.8 million ($2.2 million for employment agreements, $.7 million for stock options and $5.9 million for warrants). These charges were triggered based upon a change in control or sale of the Predecessor Company; and therefore , are directly attributable to the OYL Acquisition. The related agreements terminated with the OYL Acquisition.

(f) During 1995, the Company changed the reporting of its fiscal year end from the Saturday closest to December 31 to the Saturday closest to June 30. Through December 31, 1994 certain foreign subsidiaries reported on fiscal periods which ended one month prior to the Company's or Predecessor Company's period-end. During the six month period ended July 1, 1995, the closing date for the foreign subsidiaries was changed to reflect the Company's current closing period. As a result, the July 1, 1995 financial statements include the financial results of these foreign subsidiaries from December 1, 1994 through July 1, 1995. The estimated impact on sales and operating income for the six month period ended July 1, 1995, was an increase in sales and operating income of $19.1 million and $0.7 million, respectively.

(g) During the year ended June 30, 1996 the Company completed a refinancing of its debt. As part of this refinancing the Company used some of the proceeds from the offering to repay long-term debt. As a result, the Company recorded an extraordinary item of $1.6 million ($2.7 million net of $1.1 million tax benefit) relating to unamortized debt issuance cost.

(h) EBITDA represents income (loss) before extraordinary item, cumulative effect of accounting change, interest expense, income tax expense, and depreciation and amortization. Adjusted EBITDA excludes $35.2 million related to potential environmental liabilities for the period ended December 31, 1993. The Company has included information concerning EBITDA and Adjusted EBITDA as it is relevant for debt covenant analysis and because it is used by certain investors as a measure of the Company's ability to service its debt. Neither EBITDA nor Adjusted EBITDA should be used as an alternative to, or be construed as more meaningful than, operating income or cash flow from operations as an indicator of the operating performance of the Company. A reconciliation of net income (loss) for each period presented is as follows:

                                                                              PREDECESSOR COMPANY
                                                                    ----------------------------------------
                                                                     YEAR ENDED    YEAR ENDED   PERIOD FROM
                                                                    DECEMBER 31,  DECEMBER 31,  JANUARY 2 TO
                                                                        1992          1993      MAY 1, 1994
                                                                    ------------  ------------  ------------
                                                                             (DOLLARS IN THOUSANDS)
Net loss                                                             $  (17,812)   $  (46,800)   $  (25,155)
Interest..........................................................       42,314        41,785        13,723
Income taxes......................................................        6,485         4,444           324
Depreciation and amortization.....................................       21,326        21,582         6,198
Cumulative effect of accounting change............................        4,866           971        --
Environmental charge..............................................       --            35,198        --
                                                                    ------------  ------------  ------------
    Adjusted EBITDA...............................................   $   57,179    $   57,180    $   (4,910)
                                                                    ------------  ------------  ------------
                                                                    ------------  ------------  ------------

                                                                          SUCCESSOR COMPANY
                                                         ---------------------------------------------------
                                                         PERIOD FROM   SIX MONTHS
                                                           MAY 2 TO       ENDED     YEAR ENDED   YEAR ENDED
                                                         DECEMBER 31,    JULY 1,     JUNE 30,     JUNE 30,
                                                             1994         1995         1996         1997
                                                         ------------  -----------  -----------  -----------
                                                                       (DOLLARS IN THOUSANDS)
Net income.............................................   $    1,245    $   6,292    $  14,900    $   6,637
Interest...............................................       16,192       11,671       24,957       25,961
Income taxes...........................................        6,834        6,755       18,423        6,906
Depreciation and amortization..........................       14,741       13,551       25,809       25,567
Extraordinary item, net of tax.........................       --           --            1,635       --
                                                         ------------  -----------  -----------  -----------
    EBITDA.............................................   $   39,012    $  38,269    $  85,724    $  65,071
                                                         ------------  -----------  -----------  -----------
                                                         ------------  -----------  -----------  -----------

(i) For the period ended May 1, 1994 Adjusted EBITDA margin is not calculable due to a net deficiency of earnings before taxes, depreciation and amortization.

(j) During 1995, the Company changed the reporting of its fiscal year end from the Saturday closest to December 31 to the Saturday closest to June 30. The consolidated statement of earnings and the consolidated statement of cash flows for the period from January 1, 1995 to July 1, 1995 are presented in the Consolidated Financial Statements. The combined pro forma (to reflect the OYL acquisition as if it had occured on January 1, 1994) results for the six months ended June 30, 1994 are: net sales of $343,850, cost of sales of $247,572, operating income of $2,688, interest expense of $16,736, other expense of $905, an income tax benefit of $1,954 and a pro forma net loss of $12,999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    In 1995, the Company changed its fiscal year end from the Saturday closest to December 31 to the Saturday closest to June 30 to coincide with OYL's fiscal year. The results of operations have been combined for the unaudited six months ended December 31, 1994 with the six months ended July 1, 1995 ("Comparable Period ended July 1, 1995") to allow for the discussion and analysis of comparable periods. The Company has not provided a discussion of its transition period (January 1, 1995 to July 1, 1995) as compared to the comparable period in the prior year. The Company believes that discussion of this period is not material since the six month period is included in what the Company believes is a more meaningful discussion comparing the operating results of the 12 month period ended July 1, 1995. The Company believes that the discussion and the analysis of the trends for the 12 month period comparison would not be substantially different than a separate discussion of the six month periods and there were no significant events that have occurred during the 12 month period that would have significantly affected the results of either of the six month periods versus the corresponding 12 month period. The following should be read in conjunction with the "Selected Financial Data" and the Consolidated Financial Statements and the Notes thereto. For clarity of presentation, all full fiscal years are shown to begin on July 1 and end on June 30.

    The following table sets forth the major components of the consolidated results of operations of the Company for the three years ended June 30, 1997 (dollars in thousands):

                                                                                      YEAR ENDED JUNE 30,
                                                                               ----------------------------------
                                                                                  1995        1996        1997
                                                                               ----------  ----------  ----------
Net sales....................................................................  $  801,825  $  901,395  $  947,933
Cost of sales................................................................     568,957     645,149     694,596
                                                                               ----------  ----------  ----------
Gross profit.................................................................     232,868     256,246     253,337
    Gross margin.............................................................       29.0%       28.4%       26.7%

SG&A expenses................................................................  $  177,125  $  186,072  $  201,157
Amortization expense.........................................................      13,823      13,478      11,584
                                                                               ----------  ----------  ----------
Operating income.............................................................      41,920      56,696      40,596
    Operating margin.........................................................        5.2%        6.3%        4.3%

Interest expense, net........................................................  $   22,753  $   24,957  $   25,961
Other (income) expense, net..................................................      (1,152)     (3,219)        616
                                                                               ----------  ----------  ----------
Income before taxes and extraordinary item...................................      20,319      34,958      14,019
Income taxes.................................................................      12,906      18,423       6,906
Minority interest............................................................      --          --             476
                                                                               ----------  ----------  ----------
Income before extraordinary item.............................................       7,413      16,535       6,637
Extraordinary item, net of tax...............................................      --          (1,635)     --
                                                                               ----------  ----------  ----------
Net income...................................................................  $    7,413  $   14,900  $    6,637
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

BUSINESS SEGMENTS

    The following table summarizes the Company's consolidated results of operations by business segment and geographic region. The United States portion of sales and operating income (loss) is derived from sales in the United States and export sales from the United States. The international portion of sales and operating income (loss) is generated by sales in the rest of the world, primarily in Europe. (dollars in thousands):

                                                                                      YEAR ENDED JUNE 30,
                                                                               ----------------------------------
                                                                                  1995        1996        1997
                                                                               ----------  ----------  ----------
SEGMENT DATA

NET SALES
Commercial Air Conditioning & Refrigeration..................................  $  465,232  $  566,773  $  597,216
Filtration Products..........................................................     338,207     341,707     352,819
Eliminations.................................................................      (1,614)     (7,085)     (2,102)
                                                                               ----------  ----------  ----------
      Total..................................................................  $  801,825  $  901,395  $  947,933
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

OPERATING INCOME (LOSS)
Commercial Air Conditioning & Refrigeration..................................  $   22,272  $   37,187  $   23,314
Filtration Products..........................................................      33,494      34,876      28,869
Corporate & Amortization.....................................................     (13,846)    (15,367)    (11,587)
                                                                               ----------  ----------  ----------
      Total..................................................................  $   41,920  $   56,696  $   40,596
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

OPERATING INCOME (LOSS) EXCLUDING AMORTIZATION
Commercial Air Conditioning & Refrigeration..................................  $   22,272  $   37,187  $   23,314
Filtration Products..........................................................      33,494      34,876      28,869
Corporate....................................................................         (23)     (1,889)         (3)
                                                                               ----------  ----------  ----------
      Total..................................................................  $   55,743  $   70,174  $   52,180
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

GEOGRAPHIC DATA

NET SALES
U.S. ........................................................................  $  517,535  $  559,505  $  575,708
International................................................................     284,290     341,890     372,225
                                                                               ----------  ----------  ----------
      Total..................................................................  $  801,825  $  901,395  $  947,933
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

OPERATING INCOME (LOSS)
U.S..........................................................................  $   38,206  $   46,880  $   33,335
International................................................................      17,560      25,183      18,848
Corporate and amortization...................................................     (13,846)    (15,367)    (11,587)
                                                                               ----------  ----------  ----------
      Total..................................................................  $   41,920  $   56,696  $   40,596
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

1997 COMPARED TO 1996

CONSOLIDATED

    Consolidated net sales were $947.9 million for the fiscal year ended June 30, 1997. This represents an increase in net sales of $46.5 million, or 5.2%, from $901.4 million for the fiscal year ended June 30, 1996. Income from operations was $40.6 million or 4.3% of net sales versus $56.7 million or 6.3% of net sales for fiscal years 1997 and 1996, respectively. The Company's ongoing implementation of certain cost improvement and strategic initiatives, in both the Commercial Air Conditioning and Refrigeration Group and Filtration Products Group, has unfavorably impacted operating income during the year ended June 30, 1997. The implementation of these initiatives has resulted in extended delivery times for some products and higher than anticipated manufacturing costs and operating expenses. These strategic initiatives involve the integration and relocation of certain product manufacturing lines, opening operations in Asia, start up of new products, implementation of new software systems and the consolidation of certain field sales' offices. In spite of the higher than anticipated transition costs, the Company remains committed to these strategic initiatives in order to realize the expected benefits.

                                                                                          YEAR ENDED   YEAR ENDED
                                                                                           JUNE 30,     JUNE 30,
                                                                                             1996         1997
                                                                                          -----------  -----------
                                                                                           (DOLLARS IN THOUSANDS)
NET SALES
Commercial Air Conditioning & Refrigeration.............................................   $ 566,773    $ 597,216
Filtration Products.....................................................................     341,707      352,819
Eliminations............................................................................      (7,085)      (2,102)
                                                                                          -----------  -----------
      Total.............................................................................   $ 901,395    $ 947,933
                                                                                          -----------  -----------
                                                                                          -----------  -----------

OPERATING INCOME EXCLUDING AMORTIZATION
Commercial Air Conditioning & Refrigeration.............................................   $  37,187    $  23,314
Filtration Products.....................................................................      34,876       28,869
Other...................................................................................      (1,889)          (3)
                                                                                          -----------  -----------
      Total.............................................................................   $  70,174    $  52,180
                                                                                          -----------  -----------
                                                                                          -----------  -----------

COMMERCIAL AIR CONDITIONING AND REFRIGERATION GROUP

    NET SALES. Group net sales were $597.2 million in fiscal year 1997, an increase of $30.4 million, or 5.4%, from $566.8 million in fiscal year 1996.

    North American sales increased 3.5% compared to the prior year. The sales increase was primarily the result of certain chiller, rooftop and terminal product sales increases. Air and water cooled chiller product sales increased 7.6% resulting from continued acceptance of products utilizing the single screw technology and export sales increases, largely to Asia. Rooftop product sales volume increased 9.2% attributable to strong market demand and gains in market share. Terminal Products market share also grew yielding sales increases of 19.2% over the previous year. These North American sales increases were substantially offset by the fiscal year 1997 decrease in absorption chiller sales versus prior year sales. Absorption chiller sales declined over 60% primarily related to the reduction in the number of natural gas rebate and incentive programs offered by utility companies.

    Fiscal year 1997 European subsidiary sales increased 10.3%. Refrigeration sales increased approximately $30 million which is principally the result of inclusion of only a partial year of sales in fiscal year 1996 due to the mid year acquisition of J&E Hall. European commercial air conditioning sales decreased 14.3% in fiscal year 1997 as compared to 1996 due to soft market demand for chiller and air handling products in addition to several large jobs in the prior year that were not repeated. Also, the strengthening U.S. dollar unfavorably impacted sales by approximately $4 million in fiscal year 1997 due to currency translation.

    OPERATING INCOME EXCLUDING AMORTIZATION. Operating income excluding amortization was $23.3 million in fiscal year 1997, a decrease of $13.9 million, or 37.3%, from $37.2 million in fiscal year 1996. Operating income excluding amortization as a percent of sales decreased from 6.6% to 3.9%. The gross margin rate decreased 1.1 percentage points from the prior year rate due primarily to lower terminal product prices, the inclusion of several large high margin jobs in the prior year which were not repeated and substantially increased air handling product manufacturing costs due to new product start-up efforts. Selling, General & Administrative expense ("SG&A") as a percentage of sales increased 1.6 percentage points in fiscal year 1997 compared to fiscal year 1996. SG&A increases relate to volume increases, higher warranty costs, an overall increased cost base due to the strengthening of the management organization and increases in research and development expenses primarily in single screw compressor technology.

    The contribution to operating income from sales volume increases was offset by several significant operating conditions during fiscal year 1997.

    - NEW PRODUCT INTRODUCTION In fiscal year 1997, air handling operating income decreased $6.7 million compared to the prior year. The introduction of a new air handling product resulted in substantial manufacturing start up costs and other expenses. However, market acceptance of this product has been excellent with a backlog of several million dollars at the end of fiscal year 1997. The improvement actions implemented by the Company in fiscal year 1997 are not anticipated to yield full benefits immediately. While many of the inefficiencies resulting from startup issues within this product line have been resolved, management believes certain of these start up inefficiencies will continue into fiscal year 1998.

    - EUROPE Year over year operating income in European operations decreased $5.3 million. This decrease is a combination of soft market conditions plus the inclusion of several high margin jobs in the previous year results.

    - ABSORPTION CHILLER MARKET The cessation of natural gas rebates and incentive programs by utilities unfavorably impacted the absorption chiller market in fiscal year 1997. In addition to volume shrinkage during fiscal year 1997, the Company encountered certain warranty problems on absorption chiller units. As a result of the significant market downsize, the Company recognized a charge for obsolete and excess inventory. Absorption chiller sales decreased more than 60% during fiscal year 1997 as compared to 1996. These absorption chiller conditions reduced fiscal year 1997 operating income by $3.5 million from the previous year.

FILTRATION PRODUCTS GROUP

    NET SALES. Net sales were $352.8 million in fiscal 1997, an increase of $11.1 million, or 3.3%, from $341.7 million for the fiscal year ended June 30, 1996. Environmental products sales increased 15.4% due to volume increases in Europe, Asia and Latin America plus the acquisition of a German engineering company. These increases were partially offset by decreased replacement air filter sales in 1997 as compared to 1996.

    International sales for fiscal year 1997 increased 10.6% from fiscal year 1996 resulting from continued growth in emerging markets in Asia and Latin America plus an 11% increase in European environmental products sales in fiscal year 1997. These sales increases were diluted by the impact of unfavorable currency translation of approximately $7 million along with a decline in European replacement air filter product sales due to soft market conditions.

    Sales from U.S. operations for the fiscal year ended June 30, 1997 decreased 5.0% from fiscal year 1996. The decrease in domestic sales was primarily attributable to complexities and difficulties in execution of new initiatives such as the implementation of new software systems, field sales office consolidation and establishment of a centralized call center and manufacturing integration; all of which affected product delivery schedules. Management believes difficulties in executing these initiatives have been largely contained or overcome.

    OPERATING INCOME EXCLUDING AMORTIZATION. Operating income excluding amortization was $28.9 million in fiscal year 1997, a decrease of $6.0 million, or 17.2%, from $34.9 million for the fiscal year 1996. Operating income excluding amortization as a percent of sales decreased from 10.2% to 8.2%. Gross margins decreased to 31.0% from 33.3% as a percentage of sales for the fiscal years ended June 30, 1997 and June 30, 1996, respectively. Fiscal year 1997 gross margin rates declined due primarily to high manufacturing cost variances resulting from difficulties in the execution of certain strategic initiatives. Additionally, certain product lines experienced margin rate deterioration due to competitive pricing pressures and initiation of certain pricing strategies aimed at increasing market share, principally in Europe. SG&A excluding amortization as a percentage of fiscal year 1997 sales remained constant at the prior year level. Expense reductions gained from cost containment measures and decreased field sales expenses resulting from the field sales office consolidation were more than offset by volume related expense increases plus incurrence of strategic expenses such as staffing and developing an Asian office, software systems consulting and increased expenditures in research and development engineering to help meet the growing demand for new products.

NON-OPERATING EXPENSES

    Interest expense was $26.0 million for the fiscal year ended June 30, 1997 versus $25.0 million for the fiscal year ended June 30, 1996. The interest expense increase was primarily attributable a higher effective borrowing rate and increased borrowings as a result of the J&E Hall Acquisition in mid year fiscal year 1996. Amortization expense was $11.6 million for the fiscal year ended June 30, 1997 versus $13.5 million for the fiscal year ended June 30, 1996 due to the Company changing its estimated useful life of goodwill from 25 to 40 years effective April 1, 1996. Other expense of $.6 million for the year ended June 30, 1997 and other income of $3.2 million for the year ended June 30, 1996 consists primarily of foreign currency transaction losses and gains and income from equity affiliates. The change year over year is primarily due to currency gains not repeated and reduced income from equity affiliates during the current year.

    Income tax expense was $6.9 million and the effective tax rate was 49.3% for the fiscal year ended June 30, 1997 compared to income tax expense of $18.4 million and an effective tax rate of 52.7% for the fiscal year ended June 30, 1996. The effective income tax rate was substantially higher than the U.S. federal statutory rate primarily due to nondeductible goodwill amortization and foreign losses not benefited. The reduction in the effective rate was partially attributable to the implementation of a foreign sales corporation, more efficient utilization of foreign tax credits and the mix in earnings.

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

                                                                                          YEAR ENDED   YEAR ENDED
                                                                                            JULY 1,     JUNE 30,
                                                                                             1995         1996
                                                                                          -----------  -----------
                                                                                           (DOLLARS IN THOUSANDS)
NET SALES
Commercial Air Conditioning & Refrigeration.............................................   $ 457,958    $ 566,773
Filtration Products.....................................................................     326,380      341,707
Lag Month...............................................................................      19,101       --
Eliminations............................................................................      (1,614)      (7,085)
                                                                                          -----------  -----------
      Total.............................................................................   $ 801,825    $ 901,395
                                                                                          -----------  -----------
                                                                                          -----------  -----------

OPERATING INCOME EXCLUDING AMORTIZATION
Commercial Air Conditioning & Refrigeration.............................................   $  22,518    $  37,188
Filtration Products.....................................................................      32,608       34,875
Lag Month...............................................................................         640       --
Other...................................................................................         (23)      (1,889)
                                                                                          -----------  -----------
      Total.............................................................................   $  55,743    $  70,174
                                                                                          -----------  -----------
                                                                                          -----------  -----------

COMMERCIAL AIR CONDITIONING AND REFRIGERATION GROUP

    NET SALES. Net sales, including seven months of J&E Hall sales, were $566.8 million in fiscal year 1996, an increase of $108.8 million, or 23.8%, from $458.0 million for the Comparable Period ended July 1, 1995. North American sales, for the 1996 fiscal year, increased 9.6% over Comparable Period ended July 1, 1995. This increase was primarily the result of increased Chiller Product sales due to the acceptance of new products utilizing the single screw technology plus increased exports to Asia and Latin America. The growth in exports is the result of strategic alliances and marketing strategies aimed at gaining market share in these areas. International sales, for the fiscal year ended June 30, 1996 increased 68.3% over the

Comparable Period ended July 1, 1995; substantially due to the acquisition of J&E Hall which provided additional sales of $40.8 million and sales increases in Italy, the United Kingdom, and France. These increases were the result of several factors including the completion of a large one-time contract in the United Kingdom, the introduction of a new product in Italy and an increase in export sales from operations in France.

    OPERATING INCOME EXCLUDING AMORTIZATION. Operating income excluding amortization was $37.2 million in fiscal year 1996, an increase of $14.7 million from $22.5 million for the Comparable Period ended July 1, 1995. Operating income excluding amortization as a percent of sales increased from 4.9% to 6.6%. Gross margins decreased to 25.2% from 26.2% as a percentage of sales for the fiscal year and Comparable Period ended June 30, 1996 and July 1, 1995, respectively. The decline in margin is primarily due to U.S. operations which declined as a result of competitive price pressures and production start-up cost for a new product. The decline in domestic gross margin was slightly offset by increased margin rates for international operations. Selling, General & Administrative expense ("SG&A") excluding amortization as a percentage of sales decreased 2.8 percentage points in fiscal year 1996 from the Comparable Period ended July 1, 1995. This decrease was due to cost containment actions, the realization of cost saving strategies implemented by the Company during the prior year and increased volume levels.

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

NON-OPERATING EXPENSES

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

    LIQUIDITY AND CAPITAL RESOURCES

    The Company's liquidity needs are provided by cash generated from operating activities and supplemented when necessary by short-term credit facilities. For the year ended June 30, 1997, net cash provided by operating activities was $26.2 million as compared to a generation of $28.0 million for the year ended June 30, 1996. This decrease is due to lower earnings, offset slightly by less cash used in operating assets and liabilities. For the fiscal year ended June 30, 1997 net cash used by investing activities of $21.3 million consisted of capital expenditures of $15.9 million and acquisition of businesses of $5.3 million while net cash used in financing activities was $15.1 million, comprised of $10.3 million in scheduled payments on long-term debt, $2.0 million in term debt borrowing and $6.8 million in net repayments under short-term borrowing arrangements. During the year ended June 30, 1997, the Company reduced its cash balances, primarily held at foreign subsidiaries, from $20.8 million to $10.8 million and applied such cash against its short-term borrowings.

    The Company has secured certain letter of credit facilities totaling $25 million that are supported by letters of credit from OYL, the Company's parent, which were fully utilized at June 30, 1997 and June 30, 1996. The commitments made under these facilities expire in March 1998, but may be extended annually for successive one year periods with the consent of OYL and the banks providing the facilities.

    J&E Hall Limited, a wholly-owned, U.K. based subsidiary of the Company, has a short-term credit facility supported by a letter of credit from OYL. Borrowings under this facility totaled $15.6 million at June 30, 1997 and $23.1 million at June 30, 1996. In addition, the Company's wholly-owned subsidiary in Canada has a short-term credit facility supported by a letter of credit from OYL. Borrowings under this facility were $5.8 million at June 30, 1997. Each of these arrangements expire in September 1998, but may be extended annually for successive one year periods with the consent of OYL and the banks providing the facilities.

    During fiscal year 1997, the Company has entered into an agreement to sell the net assets of the industrial fan business. The sale transaction is expected to close by no later than October 31, 1997 with expected gross sales proceeds of approximately $18.0 million which will be used to reduce debt. The sale of the fan business will not have a material effect on the Company's future financial results. On an on-going basis the Company strives to evaluate its various businesses and product lines with the objective to enhance shareholder value. Consistent with this strategy the Company intends to pursue global business opportunities that are synergistic with the Company's core business or exit low value added or non-synergistic operations.

    Planned capital expenditures are approximately $25 million for the year ending June 30, 1998 and approximately $19 million for the year ending June 30, 1999.

    The Company is in the process of replacing many of its legacy systems and upgrading its systems to improve overall business performance and to accommodate business for the year 2000. However, given the inherent risks for a project of this magnitude and the resources required, actual results could differ materially from those anticipated by the Company. The estimated total cost of the project is approximately $16 million. The Company expects its year 2000 date conversion project to be completed on a timely basis. However, there can be no assurance that the systems of other companies on which the Company may rely also will be timely converted or that such failure to convert by another company would not have an adverse effect on the Company's systems. To date, the Company has spent $1.9 million on the year 2000 project.

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

    As more fully described in the Notes to the Consolidated Financial Statements, the stock purchase agreement between OYL and the former owners of the Predecessor Company contains certain indemnifications related to specified contingencies related to environmental, income tax and litigation matters, including those described above. See "Certain Relationships and Related Transactions." Indemnified losses (net of recoveries) exceeding $5.8 million up to a maximum of $18.0 million are the obligation of the former owners. Amounts expended in excess of $5.8 will first offset the $11.5 million promissory note owed to the former owners while additional amounts expended will be reimbursed by the former owners up to $6.5 million.

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

    In August 1996, the Company canceled the Securitization Program (see note 7) and increased the Revolving Credit portion of the Bank Agreement from $35 million to $100 million. (the "August 1996 Amendment") Trade accounts receivable previously encumbered under the Securitization Program were consequently re-pledged under the Bank Agreement via the August 1996 Amendment. The overall net impact on the Company's average interest rate did not change significantly. As of June 30, 1997, remaining borrowing availability under the $100 million Revolving Credit portion of the Bank Agreement was $63.4 million. In August of 1997, the Company amended its Bank Agreement and reduced the Revolver commitment portion from $100 million to $80 million.

    Management believes, based upon current levels of operations and forecasted earnings, that cash flow from operations, together with borrowings under the Amended Credit Facility (as amended in August 1997) and other short-term credit facilities, will be adequate to make payments of principal and interest on debt, to permit anticipated capital expenditures and to fund working capital requirements and other cash needs. Nevertheless, the Company will remain leveraged to a significant extent and its debt service obligations will continue to be substantial. If the Company's sources of funds were to fail to satisfy the Company's requirements, the Company may need to refinance its existing debt or obtain additional financing. There is no assurance that any such new financing alternatives would be available, and, in any case, such new financing (if available) would be expected to be more costly and burdensome than the debt agreements currently in place.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                        PAGE IN THIS
FINANCIAL STATEMENTS                                                                                       REPORT
-----------------------------------------------------------------------------------------------------  ---------------
Report of the Independent Auditors...................................................................            28

Consolidated Balance Sheets-at June 30, 1997 and June 30, 1996.......................................            29

Consolidated Statements of Operations-Years ended June 30, 1997 and June 30, 1996, the period from
  January 1, 1995 to July 1, 1995 and the period from May 2, 1994 to December 31, 1994...............            30

Consolidated Statements of Cash Flows-Years ended June 30, 1997 and June 30, 1996, the period from
  January 1, 1995 to July 1, 1995 and the period from May 2, 1994 to December 31, 1994...............            31

Consolidated Statements of Stockholder's Equity-Years ended June 30, 1997 and June 30, 1996, the
  period from January 1, 1995 to July 1, 1995 and the period from May 2, 1994 to December 31, 1994...            32

Schedule II--Report of the Independent Auditors Valuation and Qualifying Accounts and Reserves-Years
  ended June 30, 1997 and June 30, 1996, the period from January 1, 1995 to July 1, 1995 and the
  period from May 2, 1994 to December 31, 1994.......................................................            52

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholder
AAF-McQuay Inc.

    We have audited the accompanying consolidated balance sheets of AAF-McQuay Inc. and subsidiaries as of June 30, 1997 and June 30, 1996 and the related consolidated statements of operations, cash flows and stockholder's equity for the years ended June 30, 1997 and June 30, 1996, the period from January 1, 1995 to July 1, 1995 and the period from May 2, 1994 to December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AAF-McQuay Inc. and subsidiaries at June 30, 1997 and June 30, 1996 and the consolidated results of their operations and their cash flows for the years ended June 30, 1997 and June 30, 1996, the period from January 1, 1995 to July 1, 1995 and the period from May 2, 1994 to December 31, 1994 in conformity with generally accepted accounting principles.

                                                         [LOGO]

Baltimore, Maryland
August 29, 1997

                        AAF-MCQUAY INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                             JUNE 30,    JUNE 30,
                                                                                               1997        1996
                                                                                            ----------  ----------
                                                      ASSETS
Current assets:
  Cash and cash equivalents...............................................................  $   10,827  $   20,824
  Accounts receivable.....................................................................     233,405     225,337
  Inventories.............................................................................     124,192     115,273
  Other current assets....................................................................       6,858       5,055
                                                                                            ----------  ----------
      Total current assets................................................................     375,282     366,489

Property, plant and equipment, net........................................................     150,214     149,235
Cost in excess of net assets acquired and other identifiable intangibles, net.............     266,784     271,840
Other assets and deferred charges.........................................................      18,088      19,390
                                                                                            ----------  ----------
      Total assets........................................................................  $  810,368  $  806,954
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                                       LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Short-term borrowings...................................................................  $   58,703  $   65,538
  Current maturities of long-term debt....................................................      12,091       9,879
  Accounts payable, trade.................................................................     116,877     108,792
  Accrued warranty........................................................................      12,979      14,256
  Accrued employee compensation...........................................................      34,164      33,807
  Other accrued liabilities...............................................................      52,205      41,604
                                                                                            ----------  ----------
      Total current liabilities...........................................................     287,019     273,876

Long-term debt............................................................................     217,030     227,490
Deferred income taxes.....................................................................      52,611      51,589
Other liabilities.........................................................................      49,427      54,716
                                                                                            ----------  ----------
      Total liabilities...................................................................     606,087     607,671

Stockholder's equity:
  Preferred stock ($1 par value; 1,000 shares authorized, none issued)                          --          --
  Common stock ($100 par value; 8,000 shares authorized, 2,497 shares issued and
    outstanding)..........................................................................         250         250
  Additional paid-in capital..............................................................     179,915     179,915
  Retained earnings.......................................................................      29,074      22,437
  Foreign currency translation adjustment.................................................      (4,958)     (3,319)
                                                                                            ----------  ----------
      Total stockholder's equity..........................................................     204,281     199,283
                                                                                            ----------  ----------
Total liabilities and stockholder's equity................................................  $  810,368  $  806,954
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                 See Notes to Consolidated Financial Statements

                        AAF-MCQUAY INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                             (DOLLARS IN THOUSANDS)

                                                                                   JANUARY 1,
                                                         YEAR ENDED   YEAR ENDED     1995 TO
                                                          JUNE 30,     JUNE 30,      JULY 1,     MAY 2, 1994 TO
                                                            1997         1996         1995      DECEMBER 31, 1994
                                                         -----------  -----------  -----------  -----------------
Net sales..............................................   $ 947,933    $ 901,395    $ 428,510      $   484,681
Cost of sales..........................................     694,596      645,149      303,699          344,120
                                                         -----------  -----------  -----------        --------
Gross profit...........................................     253,337      256,246      124,811          140,561

Operating expenses:
  Selling, general and administrative..................     201,157      186,072       94,238          107,717
  Amortization of intangible assets....................      11,584       13,478        7,297            8,603
                                                         -----------  -----------  -----------        --------
                                                            212,741      199,550      101,535          116,320
                                                         -----------  -----------  -----------        --------
Income from operations.................................      40,596       56,696       23,276           24,241

Interest expense, net..................................      25,961       24,957       11,671           16,192
Other (income) expense, net............................         616       (3,219)      (1,442)             (30)
                                                         -----------  -----------  -----------        --------
Income before income taxes and extraordinary item......      14,019       34,958       13,047            8,079
Income taxes...........................................       6,906       18,423        6,755            6,834
Minority interest in earnings..........................         476       --           --              --
                                                         -----------  -----------  -----------        --------
Income before extraordinary item.......................       6,637       16,535        6,292            1,245
Extraordinary item, net of tax.........................      --           --           (1,635)         --
                                                         -----------  -----------  -----------        --------
Net income.............................................   $   6,637    $  14,900    $   6,292      $     1,245
                                                         -----------  -----------  -----------        --------
                                                         -----------  -----------  -----------        --------

                 See Notes to Consolidated Financial Statements

                        AAF-MCQUAY INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                                                   JANUARY 1,
                                                         YEAR ENDED   YEAR ENDED     1995 TO
                                                          JUNE 30,     JUNE 30,      JULY 1,     MAY 2, 1994 TO
                                                            1997         1996         1995      DECEMBER 31, 1994
                                                         -----------  -----------  -----------  -----------------
Cash flows from operating activities
  Net income...........................................   $   6,637   $    14,900   $   6,292      $     1,245
  Adjustments to reconcile to cash from operating
    activities:
    Extraordinary item.................................      --             2,681      --              --
    Depreciation and amortization......................      25,567        25,809      13,551           14,741
    Foreign currency transaction (gains) losses........         413        (1,444)       (948)             617
    Deferred income taxes..............................       1,022         7,642       1,916            4,118
    Changes in operating assets and liabilities:
      Accounts receivable..............................     (11,981)      (25,670)    (30,268)          (6,722)
      Inventories......................................     (10,420)          249     (15,735)          (2,349)
      Other assets/liabilities, net....................      (6,339)        5,834      (1,693)          (4,531)
      Accounts payable and other accrued liabilities...      21,324        (2,039)     18,397          (12,661)
                                                         -----------  -----------  -----------  -----------------
Net cash from operating activities.....................      26,223        27,962      (8,488)          (5,542)
                                                         -----------  -----------  -----------  -----------------
Cash flows from investing activities:
  Capital expenditures, net............................     (15,941)      (14,765)     (5,697)          (8,454)
  Acquisitions of businesses...........................      (5,344)      (34,903)     --              --
                                                         -----------  -----------  -----------  -----------------
Net cash from investing activities.....................     (21,285)      (49,668)     (5,697)          (8,454)

Cash flows from financing activities:
  Net borrowing (repayment) under short-term borrowing
    arrangements.......................................      (6,835)         (915)     14,929            8,947
  Payments on long-term debt...........................     (10,248)     (102,894)     (7,947)        (262,627)
  Proceeds from issuance of long-term debt.............       2,000       135,988       3,345          190,000
  Payment of debt issuance cost........................      --            (5,104)     --               (6,784)
  Proceeds from contribution of capital................      --           --           10,165           78,545
                                                         -----------  -----------  -----------  -----------------
Net cash from financing activities.....................     (15,083)       27,075      20,492            8,081
Effect of exchange rate changes on cash................         148          (787)     (1,318)           3,272
                                                         -----------  -----------  -----------  -----------------
Net increase (decrease) in cash and cash equivalents...      (9,997)        4,582       4,989           (2,643)
Cash and cash equivalents at beginning of period.......      20,824        16,242      11,253           13,896
                                                         -----------  -----------  -----------  -----------------
Cash and cash equivalents at end of period.............   $  10,827   $    20,824   $  16,242      $    11,253
                                                         -----------  -----------  -----------  -----------------
                                                         -----------  -----------  -----------  -----------------

                 See Notes to Consolidated Financial Statements

                        AAF-MCQUAY INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

                             (DOLLARS IN THOUSANDS)

                                                                                               FOREIGN
                                                                      ADDITIONAL              CURRENCY
                                                           COMMON      PAID-IN    RETAINED   TRANSLATION
                                                            STOCK      CAPITAL    EARNINGS   ADJUSTMENT     TOTAL
                                                         -----------  ----------  ---------  -----------  ----------
Balance on May 2, 1994 after acquisition...............   $     250   $   91,205  $  --       $  --       $   91,455
Contribution of capital from Parent Company............      --           78,545     --          --           78,545
Net income.............................................      --           --          1,245      --            1,245
Currency translation adjustment........................      --           --         --           1,168        1,168
                                                              -----   ----------  ---------  -----------  ----------
Balance December 31, 1994..............................         250      169,750      1,245       1,168      172,413
Contribution of capital from Parent Company............      --           10,165     --          --           10,165
Net income.............................................      --           --          6,292      --            6,292
Currency translation adjustment........................      --           --         --             (42)         (42)
                                                              -----   ----------  ---------  -----------  ----------
Balance July 1, 1995...................................         250      179,915      7,537       1,126      188,828
Net income.............................................      --           --         14,900      --           14,900
Currency translation adjustment........................      --           --         --          (4,445)      (4,445)
                                                              -----   ----------  ---------  -----------  ----------
Balance June 30, 1996..................................         250      179,915     22,437      (3,319)     199,283
Net income.............................................      --           --          6,637      --            6,637
Currency translation adjustment........................      --           --         --          (1,639)      (1,639)
                                                              -----   ----------  ---------  -----------  ----------
Balance June 30, 1997..................................   $     250   $  179,915  $  29,074   $  (4,958)  $  204,281
                                                              -----   ----------  ---------  -----------  ----------
                                                              -----   ----------  ---------  -----------  ----------

                 See Notes to Consolidated Financial Statements

                        AAF-MCQUAY INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

    The accompanying financial statements include the accounts of AAF-McQuay Inc. (the Company), a wholly-owned subsidiary of AAF-McQuay Group, Inc., and its subsidiaries. AAF-McQuay Group, Inc. is a wholly-owned subsidiary of O.Y.L. Industries Berhad ("OYL"). In December 1995, AAF-McQuay Group, Inc. contributed all of its ownership interest in AAF-McQuay Holdings, Inc. to the Company. AAF-McQuay Holdings, Inc. holds minority investments in certain companies. Since this transaction represents a combination of entities under common control, it has been treated in a manner similar to a pooling of interests. Accordingly, the accompanying financial statements reflect the consolidated financial results of these entities from the beginning of the periods presented.

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

Cash and cash equivalents.................................................  $  13,896
Accounts receivable.......................................................    141,190
Inventories...............................................................     90,366
Property, plant & equipment...............................................    143,819
Intangible assets.........................................................    278,534
Other assets..............................................................      8,055
                                                                            ---------
Total Assets..............................................................  $ 675,860
                                                                            ---------
                                                                            ---------

Short-term borrowings.....................................................  $  42,728
Accounts payable, trade...................................................     67,312
Senior subordinated debentures............................................    237,015
Other long-term debt......................................................     44,483
Other liabilities.........................................................    192,867
Total liabilities.........................................................    584,405
Stockholders' Equity......................................................     91,455
                                                                            ---------
Total Liabilities and Stockholders' Equity................................  $ 675,860
                                                                            ---------
                                                                            ---------

    The Predecessor Company had operated with four business groups with several functions administered on a centralized basis. In order to more clearly focus on the need to increase the Company's global presence and to leverage the extensive U.S. manufacturing and technology base, and in conjunction with the acquisition, new management of the Company took actions to reorganize the Company to a global product segment format. Further, to elevate accountability within the operating business segments, administrative functions formerly centralized were restructured and relocated to certain division locations. Also steps were taken by new management of the Company to reduce excess capacity that existed at the acquisition date. As a result of these restructuring actions, the Company recognized an $17.2 million liability at the acquisition date consisting primarily of employee termination costs of $12.8 million and employee relocation costs of $2.7 million. As of June 30, 1996 all amounts had been paid and charged against the related liability.

    The Company is a worldwide manufacturer and marketer of commercial air conditioning and refrigeration and air filtration products and systems primarily for commercial, institutional and industrial

                        AAF-MCQUAY INC. AND SUBSIDIARIES

1. ORGANIZATION (CONTINUED)
customers. In December 1995, the Company entered the industrial refrigeration business through the acquisition of J&E Hall, a United Kingdom's integrated provider of industrial refrigeration and freezing equipment. The Company maintains production facilities in nine countries and its products are sold in over 80 countries.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of the Company and all of its subsidiaries. All intercompany transactions and balances have been eliminated. The accompanying financial statements reflect the financial results of the Company for the fiscal years ended June 30, 1997 and June 30, 1996 and the periods from January 1, 1995 to July 1, 1995 and from May 2, 1994 to December 31, 1994. In 1995, the Company changed its fiscal year end from the Saturday closest to December 31 to the Saturday closest to June 30 to coincide with OYL's fiscal year. For clarity of presentation in the consolidated financial statements, all full fiscal years are shown to begin on January 1 and end on December 31, or to begin on July 1 and end on June 30. For the periods presented on a basis other than a full fiscal year, actual period end dates are used.

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

    The preparation of financial statements in accordance with Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

    CASH AND CASH EQUIVALENTS

    The Company invests cash in excess of operating requirements in short-term time deposits, money market instruments, or commercial paper. These investments have original maturities of less than three months and are considered cash equivalents for financial reporting purposes.

    INVENTORIES

    Inventories are valued at the lower of cost or market at June 30, 1997 and June 30, 1996. Cost is determined by the last-in, first-out (LIFO) method for U.S. inventories, (62% and 63%, respectively), and the first-in, first-out
(FIFO) method for the Company's foreign subsidiaries (38% and 37%, respectively).

    PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment are depreciated using the straight-line method over their estimated useful lives as follows:

                                                                    20 to 40
Buildings....................................................          years
Machinery and Equipment......................................  3 to 12 years

    Maintenance and repairs are charged to operations when incurred, while expenditures which have the effect of extending the useful life of an asset are capitalized.

                        AAF-MCQUAY INC. AND SUBSIDIARIES

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    INTANGIBLE ASSETS

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

    Transaction gains and losses that arise from exchange rate changes on transactions denominated in a currency other than the local currency are included currently in the results of operations. The Company recognized net foreign currency transaction (gains) losses of $425,000, ($1,444,000), ($948,000), and $617,000 for the fiscal years and periods ended June 30, 1997, June 30, 1996, July 1, 1995, and December 31, 1994, respectively.

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

    PRODUCT WARRANTIES

    Product warranties are provided as charges to current expense for estimated normal warranty costs and, if applicable, for specific performance issues known to exist on products sold. The expenses estimated to be incurred are provided at the time of sale, based primarily upon estimates derived from experience. Warranty costs on some purchased parts and components are partially reimbursed to the Company by

                        AAF-MCQUAY INC. AND SUBSIDIARIES

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) supplying vendors. Estimated obligations beyond one year are classified as other long-term liabilities. Revenue from the sale of extended warranty and related service contracts is deferred and amortized over the respective contract life on a straight-line basis.

    RESEARCH AND DEVELOPMENT COSTS

    Research and development costs were approximately $10.6 million, $8.2 million, $4.3 million, and $5.5 million for the fiscal years and periods ended June 30, 1997, June 30, 1996, July 1, 1995, and December 31, 1994, respectively, and are included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

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

3. ACCOUNTS RECEIVABLE

    Accounts receivable consist of the following (dollars in thousands):

                                                                         JUNE 30,    JUNE 30,
                                                                           1997        1996
                                                                        ----------  ----------
Accounts receivable, trade............................................  $  233,498  $  224,921
Accounts receivable, other............................................       7,536       6,728
                                                                        ----------  ----------
                                                                           241,034     231,649
Less allowance for doubtful receivables...............................       7,629       6,312
                                                                        ----------  ----------
                                                                        $  233,405  $  225,337
                                                                        ----------  ----------
                                                                        ----------  ----------

    The Company manufactures and sells heating, ventilating, air conditioning, refrigeration and air filtration products to companies in various industries with the most significant sales concentration being in the construction industry. The Company performs periodic evaluations of its customers' financial condition and generally does not require collateral. For domestic equipment sales, it is the Company's practice to attach liens in the event of non-payment, when such recourse is available. Trade receivables generally are due within 30-90 days.

4. INVENTORIES

    Inventories consist of the following (dollars in thousands):

                                                                         JUNE 30,    JUNE 30,
                                                                           1997        1996
                                                                        ----------  ----------
FIFO cost:
Raw materials.........................................................  $   51,393  $   46,870
Work-in-process.......................................................      27,618      23,365
Finished goods........................................................      42,109      42,067
                                                                        ----------  ----------
                                                                           121,120     112,302
LIFO adjustment.......................................................       3,072       2,971
                                                                        ----------  ----------
                                                                        $  124,192  $  115,273
                                                                        ----------  ----------
                                                                        ----------  ----------

                        AAF-MCQUAY INC. AND SUBSIDIARIES

5. PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consists of the following (dollars in thousands):

                                                                                             JUNE 30,    JUNE 30,
                                                                                               1997        1996
                                                                                            ----------  ----------
Land......................................................................................  $   10,962  $   11,495
Buildings.................................................................................      65,069      62,455
Machinery and equipment...................................................................     111,129      98,710
                                                                                            ----------  ----------
                                                                                               187,160     172,660
Less accumulated depreciation and amortization............................................      36,946      23,425
                                                                                            ----------  ----------
                                                                                            $  150,214  $  149,235
                                                                                            ----------  ----------
                                                                                            ----------  ----------

    At June 30, 1997, substantially all property, plant and equipment are encumbered by various debt obligations of the Company.

6. INTANGIBLE ASSETS

    Intangible assets consist of the following (dollars in thousands):

                                                                                             JUNE 30,    JUNE 30,
                                                                                               1997        1996
                                                                                            ----------  ----------
Cost in excess of net assets acquired.....................................................  $  159,977  $  154,964
Other intangibles:
  Technology..............................................................................      14,304      12,676
  Trademarks..............................................................................      61,161      61,161
  Drawings................................................................................      54,000      54,000
  Workforce...............................................................................      18,417      18,417
                                                                                            ----------  ----------
  Total other intangibles.................................................................     147,882     146,254
  Less accumulated amortization...........................................................      41,075      29,378
                                                                                            ----------  ----------
                                                                                            $  266,784  $  271,840
                                                                                            ----------  ----------
                                                                                            ----------  ----------

    Cost in excess of net assets acquired and other intangibles increased as a result of acquisitions made throughout fiscal year 1997.

7. DEBT

    In July 1994, the Company entered into a Revolving Credit, Letter of Credit, and Term Loan Agreement (Bank Agreement). In February 1996, an amendment to the Bank Agreement was executed in which the lenders consented to the issuance of the $125 million Senior Unsecured Notes and an $80 million Receivables Securitization Program. The February 1996 amendment significantly restated Bank Agreement commitment amounts, repayment terms, interest rates, and security provisions. In August 1996, the Company terminated the Receivables Securitization program and increased the Revolver commitment portion of the Bank Agreement from $35 million to $100 million. In August of 1997, the Company amended its Bank Agreement and reduced the Revolver commitment portion from $100 million to $80 million. The Revolving Credit portion of the Bank Agreement ("Revolver"), as amended in August 1997, expires in February, 2001 and provides for maximum aggregate short-term borrowings of $80 million and up to $75 million for letters of credit. However, the combined amount of short-term borrowings plus letters of credit cannot exceed $80 million. Use of the Revolver is subject to the Company's availability (as defined in the Bank Agreement) and is based on the Company's level of domestic receivables and inventories. At June 30, 1997, under the August 1996 amendment, borrowings of $33.0 million were outstanding under this facility, $1.7 million in letters of credit were issued and outstanding and the Company had approximately $63.4 million in additional borrowing availability. The Company is required to pay a commitment fee of 3/8% on the unused portion of the Revolver.

                        AAF-MCQUAY INC. AND SUBSIDIARIES

7. DEBT (CONTINUED)
    Interest on Revolver advances is generally payable quarterly based, at the Company's option, on (1) the higher of the bank prime rate or a rate based upon the Federal Funds Rate plus a specified premium, or (2) the average rate at which Eurodollar deposits are offered to prime banks in the London interbank market (LIBOR) plus a specified premium. The interest rate premiums are determined by an interest rate matrix which is based on certain quarterly financial ratios as described in the Bank Agreement. As of June 30, 1997 the Company's interest rate premiums were LIBOR + 1.50% or prime + 0.50% based on the applicable financial ratios. The interest rate premiums are subject to a 0.375% increase or may decrease by as much as 0.50%, depending on the applicable quarterly financial ratios. At June 30, 1997 the Company's borrowing rate under the Bank Agreement, was approximately 7.20%. The average effective interest rate under the Bank Agreement for the fiscal year ended June 30, 1997 was approximately 7.18%.

    In February 1996, the Company entered into a five-year agreement to sell, on a revolving basis, an undivided percentage ownership interest in a designated pool of trade accounts receivable ("Securitization Program"). The Securitization Program provided for up to $80 million in short term borrowings. Availability was based on the amount of U.S. dollar trade receivables determined to be eligible for the program. At June 30, 1996 the Company had $36.0 million of outstanding borrowings under the Securitization Program arrangement and approximately $20 million in additional borrowing availability. Both the accounts receivable and related short term debt were included in the Company's June 30, 1996 consolidated balance sheet. Related financing costs have been included in interest expense. The Securitization program was terminated in August 1996 when the Company increased its Revolving Credit Commitment portion of its Bank Agreement.

    At June 30, 1997 certain of the Company's foreign subsidiaries had available lines of credit with foreign banks of approximately $50 million which may be drawn as needed at an average interest rate of approximately 7%. Outstanding borrowings against international lines of credit amounted to approximately $25.2 million and $29.5 million at June 30, 1997 and June 30, 1996, respectively. In addition, certain of the Company's foreign subsidiaries have non-borrowing bank facilities (letters of credit, guarantees, performance bonds, etc.) totaling $25.0 million as of June 30, 1997 and June 30, 1996 of which approximately $19.2 million was used at June 30, 1997 and $18.0 million was used at June 30, 1996.

    The Company's foreign subsidiaries have agreements in place whereby they can sell trade receivables on a revolving basis, with limited recourse. The subsidiaries pay fees equal to approximately an annual interest rate of 9% on such receivables outstanding. The fees are included in interest expense. Provisions for losses on receivables sold which become uncollectible are included in the Company's allowance for doubtful receivables. Receivables sold which remained uncollected were $0.7 million and $0.1 million at June 30, 1997 and June 30, 1996, respectively.

    The Company also has available letter of credit facilities totaling $25 million which are supported by a letter of credit from OYL and were fully utilized at June 30, 1997 and June 30, 1996. The commitments made under these facilities expire in March of 1998, but may be extended annually for successive one year periods with the consent of OYL and the banks providing the facilities.

    The weighted average effective interest rate on short-term borrowings was 7.1% at June 30, 1997 and 6.1% at June 30, 1996.

                        AAF-MCQUAY INC. AND SUBSIDIARIES

7. DEBT (CONTINUED)
    Long-term debt consists of the following (in thousands):

                                                                                             JUNE 30     JUNE 30
                                                                                               1997        1996
                                                                                            ----------  ----------
Senior Term Loans.........................................................................  $   65,000  $   73,000

Promissory Note due May 2, 1999, bearing interest at 6%, and secured by a letter of
  credit..................................................................................      11,500      11,500

Senior Unsecured Notes due February 15, 2003, bearing interest at 8.875%..................     125,000     125,000

Other issues..............................................................................      27,621      27,869
                                                                                            ----------  ----------
                                                                                               229,121     237,369
Less: Current maturities..................................................................     (12,091)     (9,879)
                                                                                            ----------  ----------
                                                                                            $  217,030  $  227,490
                                                                                            ----------  ----------
                                                                                            ----------  ----------

    The term loan portion of the Bank Agreement consists of Senior Term Loans that are a direct obligation of the Company. These term loans are secured by substantially all the domestic assets of the Company and its domestic subsidiaries and a portion of the capital stock of certain foreign subsidiaries. The Senior Term Loans are payable in quarterly installments of varying amounts through March 2001. Interest is generally payable quarterly based on the same interest rate structure as the Revolver.

    The Bank Agreement contains covenants that, among other things, impose limitations on incurrence of indebtedness, capital expenditures, transactions with affiliates, mergers and the disposition of assets, investments by the Company, and transactions involving the capital of the Company, including payment of any dividends. In addition, the Bank Agreement contains financial covenants (as amended in August of 1997 retroactive to June 30, 1997) relating to net worth, leverage ratio, interest coverage, and fixed charge coverage. At June 30, 1997 and June 30, 1996 the Company was in compliance with the amended financial covenants.

    The Bank Agreement also contains provisions requiring accelerated payments. The generation of cash resulting from, among other things, the sale of any material asset, collection of any special receipt (as defined) or any excess cash flow (as defined) require certain accelerated payments. No accelerated payments were required during the fiscal year and period ended June 30, 1997 or June 30, 1996.

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

    Included in other issues of long term debt are various term loans incurred by certain foreign subsidiaries, as well as obligations under Industrial Revenue Bonds and mortgage notes. The foreign term loans are secured by certain assets of the issuing foreign subsidiary and contain various repayment terms ranging from 5 to 15 years. The outstanding balance of these foreign term loans was $11.5 million and $13.3 million at June 30, 1997 and June 30, 1996, respectively.

    The Company paid cash interest of $24.8 million, $21.7 million $10.9 million, and $29.4 million for the fiscal years and periods ended June 30, 1997, June 30, 1996, July 1, 1995, and December 31, 1994, respectively.

                        AAF-MCQUAY INC. AND SUBSIDIARIES

7. DEBT (CONTINUED)
    Maturities of long-term debt during each of the next five fiscal years subsequent to June 30, 1997 are as follows (dollars in millions): 1998, $12.1; 1999, $31.5; 2000, $24.8; 2001, $23.5; 2002, $1.0.

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

    INTEREST RATE RISK MANAGEMENT: The Company may, at times, seek to limit the impacts of rising interest rates on its variable rate debt through the use of interest rate derivative instruments. The Company entered into a series of three-year, interest rate cap agreements ("Caps") in 1994 to hedge 100% of its variable interest rate Senior Term Loans against floating interest rates. The notional amount ($174.6 million at July 1, 1995) of the Caps was scheduled to reduce at the same rate and time as quarterly amortization payments are made on the Senior Term Loans. Under the terms of the Caps, the Company received a cash payment if the 90-day LIBOR interest rate was above a certain stated cap level at various quarterly measurement dates. For the periods ended July 1, 1995 and December 31, 1994 the Company recorded a net benefit of $1.2 million and $121,000, respectively, under the Caps as a reduction to interest expense. In December 1995, the interest rate cap agreements were terminated. The deferred loss on the early termination of these agreements was not material. The Company entered into a new amortizing interest rate swap agreement with an initial notional amount of $100 million. Under this agreement the Company pays an interest rate equal to LIBOR when LIBOR is greater than 4.75% or less than 6.6%; otherwise, the Company pays an interest rate of 6.6%. This swap agreement was terminated in June 1996. The gain on early termination of the swap agreement was not material. There were no interest rate derivative transactions completed during the fiscal year ended June 30, 1997.

    FOREIGN CURRENCY MANAGEMENT: The Company enters into short-term foreign exchange contracts to hedge its exposure to currency fluctuations affecting certain foreign currency denominated trade payables and certain intercompany debt of its foreign subsidiaries. The notional amount of foreign exchange forward contracts outstanding at June 30, 1997 and June 30, 1996 was approximately $32.2 million and $34.7 million, respectively. The U.S. dollar equivalent notional amount of these foreign exchange forward contracts by applicable foreign currency at June 30, 1997 and June 30, 1996 was as follows:
Canadian dollars, $4.2 million and $10.7 million; Singapore dollars $3.1 million and $5.9 million; German marks $3.1 million and $0.0 million; Italian lira $4.3 million and $2.6 million; French francs $13.4 million and $15.2 million; and various other currencies $4.1 million and $0.3 million.

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

    FASB Statement No. 107, DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying values reported in the balance sheets for cash and cash equivalents, accounts receivable and short-term borrowings approximate their respective values. The fair value of the Company's Senior Unsecured Notes is estimated using a quoted market price. The carrying amount of all other long-term debt approximates fair value. The carrying amount of the Company's long-term debt at June 30, 1997 of $229.1 million approximates fair value. The aggregate fair value of the Company's long-term debt at June 30, 1996 was $233.6 million compared to the carrying value of $237.4 million. The fair values of the Company's foreign exchange forward contracts are based on current settlement values and fees currently charged to enter into similar agreements, taking into account the

                        AAF-MCQUAY INC. AND SUBSIDIARIES

8. FINANCIAL INSTRUMENTS (CONTINUED)
remaining terms of the agreements and the counterparties' credit standing. At June 30, 1997 and June 30, 1996 the net carrying amount of these contracts approximates their fair value

9. INCOME TAXES

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at June 30, 1997 and June 30, 1996 are as follows (dollars in thousands):

                                                                                               JUNE 30,   JUNE 30,
                                                                                                 1997       1996
                                                                                               ---------  ---------
Deferred tax assets:
Net operating loss carryforwards.............................................................  $   9,816  $  11,987
Tax over book fixed assets basis.............................................................        758        811
Accrual for pension and retirement benefits..................................................      5,527      5,343
Accrual for other expenses...................................................................     20,641     21,199
Tax credit carryforwards.....................................................................      1,605      4,760
Other........................................................................................      3,456      2,823
                                                                                               ---------  ---------
Total deferred tax assets....................................................................     41,803     46,923
Valuation allowance..........................................................................    (18,670)   (21,089)
                                                                                               ---------  ---------
Net deferred tax assets......................................................................     23,133     25,834
Deferred tax liabilities:
Unrepatriated earnings of foreign subsidiaries...............................................      3,774      2,519
Book over tax fixed assets basis.............................................................     23,564     24,574
Book over tax intangible asset basis.........................................................     35,319     37,046
Book over tax inventory basis................................................................      7,557      7,583
Other........................................................................................      5,530      5,701
                                                                                               ---------  ---------
Total deferred tax liabilities...............................................................     75,744     77,423
                                                                                               ---------  ---------
Net deferred tax liabilities.................................................................  $  52,611  $  51,589
                                                                                               ---------  ---------
                                                                                               ---------  ---------

    Deferred tax assets for net operating loss carryforwards and other items at June 30, 1997 and June 30, 1996 includes approximately $16 million and $16 million, respectively, related to periods prior to the acquisition by OYL which have been offset by a valuation allowance. If realized, the benefit of these deferred tax assets will be applied to reduce goodwill related to the acquisition.

    Significant components of the provision for income taxes for the fiscal years and periods ended June 30, 1997, June 30, 1996, July 1, 1995, and December 31, 1994 are as follows (dollars in thousands):

                                                                       JUNE 30,    JUNE 30,    JULY 1,   DECEMBER 31,
                                                                         1997        1996       1995         1994
                                                                      -----------  ---------  ---------  -------------
Federal taxes--Current..............................................   $     986   $   3,650  $   1,061    $  --
Federal taxes--Deferred.............................................       1,095       6,199      1,553        3,256
State taxes.........................................................         297       1,024        240          609
Foreign taxes--Current..............................................       3,592       6,107      3,538        2,107
Foreign taxes--Deferred.............................................         936       1,443        363          862
                                                                      -----------  ---------  ---------       ------
Total...............................................................   $   6,906   $  18,423  $   6,755    $   6,834
                                                                      -----------  ---------  ---------       ------
                                                                      -----------  ---------  ---------       ------

    During the fiscal years and periods ended June 30, 1997, June 30, 1996, July 1, 1995, and December 31, 1994 the Company paid income taxes of approximately $5.9 million, $8.7 million, $3.2 million, and

                        AAF-MCQUAY INC. AND SUBSIDIARIES

9. INCOME TAXES (CONTINUED)
$4.1 million, respectively. A reconciliation between the Company's reported tax provision and the tax provision computed based on the U.S. statutory rate is as follows (dollars in thousands):

                                                                       JUNE 30,    JUNE 30,    JULY 1,   DECEMBER 31,
                                                                         1997        1996       1995         1994
                                                                      -----------  ---------  ---------  -------------
Statutory U.S. Federal income tax provision.........................   $   4,907   $  12,237  $   4,567    $   2,828
Nondeductible goodwill amortization.................................       1,224       1,871      1,153        1,312
Foreign tax credits not utilized....................................         337       2,375      1,155          940
State taxes, net of federal benefit.................................         297       1,024        156          396
Other...............................................................         141         916       (276)       1,358
                                                                      -----------  ---------  ---------       ------
Reported tax provision..............................................   $   6,906   $  18,423  $   6,755    $   6,834
                                                                      -----------  ---------  ---------       ------
                                                                      -----------  ---------  ---------       ------

    At June 30, 1997 the Company has net operating loss and tax credit carryforwards of approximately $30 million and $1.5 million, respectively, in the United States and various foreign countries. Approximately $6.0 million of the net operating loss carryforwards and $1.5 million of the tax credit carryforwards expire in fiscal years 1998 through 2011. The remaining net operating loss carryforwards can be carried forward indefinitely.

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

    Pension expense for the Company's domestic defined benefit pension plans for the fiscal years and periods ended June 30, 1997, June 30, 1996, July 1, 1995, and December 31, 1994 includes the following components (dollars in thousands):

                                                                     JUNE 30,   JUNE 30,    JULY 1,   DECEMBER 31,
                                                                       1997       1996       1995         1994
                                                                     ---------  ---------  ---------  ------------
Service cost.......................................................  $     309  $     301  $     127   $      199
Interest cost on the projected benefit obligation..................      1,912      1,916        987        1,244
Return on plan assets..............................................     (3,031)    (4,144)    (2,418)        (153)
Net amortization and deferral......................................        977      2,431      1,624       (1,023)
                                                                     ---------  ---------  ---------  ------------
Total pension expense..............................................  $     167  $     504  $     320   $      267
                                                                     ---------  ---------  ---------  ------------
                                                                     ---------  ---------  ---------  ------------

    Pension expense for the Company's foreign pension plans for the fiscal years and periods ended June 30, 1997, June 30, 1996, July 1, 1995, and December 31, 1994 includes the following components (dollars in thousands):

                                                                     JUNE 30,   JUNE 30,    JULY 1,    DECEMBER 31,
                                                                       1997       1996       1995          1994
                                                                     ---------  ---------  ---------  ---------------
Service cost.......................................................  $   2,816  $     950  $     538     $     386
Interest cost on the projected benefit obligation..................      3,769      1,656        949           897
Return on plan assets..............................................     (5,101)    (1,820)    (1,051)         (959)
Amortization of (gain) loss........................................        839        (18)    --            --
                                                                     ---------  ---------  ---------         -----
Total pension expense..............................................  $   2,323  $     768  $     436     $     324
                                                                     ---------  ---------  ---------         -----
                                                                     ---------  ---------  ---------         -----

                        AAF-MCQUAY INC. AND SUBSIDIARIES

10. EMPLOYEE BENEFIT PLANS (CONTINUED)

    The funded status of the domestic defined benefit plans as of June 30, 1997 and June 30, 1996 is presented below (dollars in thousands):

                                                                  JUNE 30, 1997               JUNE 30, 1996
                                                            --------------------------  --------------------------
                                                               ASSETS     ACCUMULATED      ASSETS     ACCUMULATED
                                                               EXCEED       BENEFITS       EXCEED       BENEFITS
                                                            ACCUMULATED      EXCEED     ACCUMULATED      EXCEED
                                                              BENEFITS       ASSETS       BENEFITS       ASSETS
                                                            ------------  ------------  ------------  ------------
Vested benefits...........................................   $   13,645    $   10,859    $    9,855    $   15,124
Nonvested benefits........................................          589           257           110           721
                                                            ------------  ------------  ------------  ------------
Accumulated benefit obligation and projected benefit
  obligation..............................................       14,234        11,116         9,965        15,845
Fair value of plan assets.................................       16,884         7,552        11,428        10,972
                                                            ------------  ------------  ------------  ------------
Plan assets (in excess) less than projected benefit
  obligation..............................................       (2,650)        3,564        (1,463)        4,873
Unrecognized net gain.....................................        3,457         1,719         1,934         1,676
                                                            ------------  ------------  ------------  ------------
Pension liability included in balance sheet...............   $      807    $    5,283    $      471    $    6,549
                                                            ------------  ------------  ------------  ------------
                                                            ------------  ------------  ------------  ------------

    The funded status of the Company's foreign defined benefit plans, including termination indemnities, as of June 30, 1997 and June 30, 1996 is presented below (dollars in thousands):

                                                                   JUNE 30, 1997                JUNE 30, 1996
                                                            ---------------------------  ---------------------------
                                                               ASSETS      ACCUMULATED      ASSETS      ACCUMULATED
                                                               EXCEED       BENEFITS        EXCEED       BENEFITS
                                                            ACCUMULATED      EXCEED      ACCUMULATED      EXCEED
                                                              BENEFITS       ASSETS        BENEFITS       ASSETS
                                                            ------------  -------------  ------------  -------------
Vested benefits...........................................   $   43,816     $     782     $   33,667     $     985
Nonvested benefits........................................          314        --                333        --
                                                            ------------       ------    ------------       ------
Accumulated benefit obligation............................       44,130           782         34,000           985
Additional benefits related to future compensation
  levels..................................................       15,311           390          9,750           356
                                                            ------------       ------    ------------       ------
Projected benefit obligation..............................       59,442         1,172         43,750         1,341
Fair value of plan assets.................................       57,752        --             48,928        --
                                                            ------------       ------    ------------       ------
Plan assets (in excess) less than projected benefit
  obligation..............................................        1,690         1,172         (5,178)        1,341
Unrecognized net gain/(loss)..............................        8,395           (55)         1,762           110
                                                            ------------       ------    ------------       ------
Pension (asset) liability included in balance sheet.......   $   (6,705)    $   1,227     $   (3,416)    $   1,451
                                                            ------------       ------    ------------       ------
                                                            ------------       ------    ------------       ------

    The weighted average discount rate used to measure the projected obligation for the domestic plans was 8.00% and 7.75% as of June 30, 1997 and June 30, 1996, respectively. The computations above for domestic plans assumes an expected long-term rate of return on assets of 9% for each period presented.

    The foreign plans included in the preceding tables used weighted average discount rates ranging from 6.0% to 8.5% at June 30, 1997 and June 30, 1996. The assumed rate of increase in future compensation levels ranged from 4.0% to 5.0% at June 30, 1997 and June 30, 1996. The expected long-term rate of return on assets was 7.0% to 9.0% for the fiscal year and period ended June 30, 1997, June 30, 1996, July 1, 1995, and December 31, 1994.

    The Company has a defined contribution plan that primarily covers domestic salaried employees. Company contributions to the plan are based on employee compensation. The Company expensed

                        AAF-MCQUAY INC. AND SUBSIDIARIES

10. EMPLOYEE BENEFIT PLANS (CONTINUED)
$1,071,000, $1,411,000, $646,000, and $1,190,000 under this plan during the fiscal years and periods ended June 30, 1997, June 30, 1996, July 1, 1995, and December 31, 1994, respectively.

    The Company also sponsors a 401(k) defined contribution plan that primarily covers domestic salaried employees. Participants may contribute a percentage of their compensation to the plan. Contributions are matched by the Company with certain limitations. During the fiscal years and periods ended June 30, 1997, June 30, 1996, July 1, 1995 and December 31, 1994 the Company expensed $1,111,000, $1,094,000, $616,000, and $988,000, respectively, related to this plan.

    The Company sponsors domestic defined benefit health care plans for certain salaried and nonsalaried employees whereby certain health care and life insurance benefits are provided on retirement. The benefits are provided only for a frozen group of active employees and retirees. For these plans, medical trend rates assume escalation of 9.5 percent decreasing gradually for four years to the ultimate medical trend rate of 5.5 percent. The aggregate increase in the accumulated postretirement benefit obligation and the service cost plus interest for the domestic plan as of and for the fiscal year ended June 30, 1997 assuming a one percentage point increase in the medical trend rate in each year is $406,000 and $62,000, respectively. The weighted average discount rate used in determining the June 30, 1997 and June 30, 1996 accumulated postretirement benefit obligation was 7.75%. The domestic plans are unfunded.

    The Company also sponsors a foreign defined benefit health care plan for certain salaried and nonsalaried employees whereby certain health care and life insurance benefits are provided on retirement. For this plan, medical trend rates assume escalation of 7 percent decreasing ratably to the ultimate medical trend rate of 4.5 percent in the year 2010. The accumulated postretirement benefit obligation and service cost plus interest would not increase significantly assuming a one percent increase in the medical trend rate as of and for the fiscal year ended June 30, 1997. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.5% at June 30, 1997 and June 30, 1996. The foreign plan is also unfunded.

    Postretirement benefit expense for the Company's domestic defined benefit health care plans for the fiscal years and periods June 30, 1997, June 30, 1996, July 1, 1995, and December 31, 1994 includes the following components (dollars in thousands):

                                                                         JUNE 30,     JUNE 30,      JULY 1,     DECEMBER 31,
                                                                           1997         1996         1995           1994
                                                                        -----------  -----------  -----------  ---------------
Service cost..........................................................   $     196    $     218    $      86      $     133
Interest cost on the accumulated postretirement benefit obligation....         406          410          195            277
Net amortization and deferral.........................................         (42)         (11)         (24)        --
                                                                             -----        -----        -----          -----
Postretirement benefit expense........................................   $     560    $     617    $     257      $     410
                                                                             -----        -----        -----          -----
                                                                             -----        -----        -----          -----

    Postretirement benefit expense for the Company's foreign defined benefit healthcare plans for the fiscal years and periods ended June 30, 1997, June 30, 1996, July 1, 1995, and December 31, 1994 includes the following components (dollars in thousands):

                                                                         JUNE 30,     JUNE 30,      JULY 1,     DECEMBER 31,
                                                                           1997         1996         1995           1994
                                                                        -----------  -----------  -----------  ---------------
Service cost for the current period...................................   $  --        $  --        $  --          $      37
Interest cost on the accumulated postretirement benefit obligation....          60           57           35             74
Net amortization and deferral.........................................         (20)         (20)         (14)        --
                                                                               ---          ---          ---          -----
Postretirement benefit expense........................................   $      40    $      37    $      21      $     111
                                                                               ---          ---          ---          -----
                                                                               ---          ---          ---          -----

                        AAF-MCQUAY INC. AND SUBSIDIARIES

10. EMPLOYEE BENEFIT PLANS (CONTINUED)
    The funded status of both domestic and foreign defined benefit health care plans at June 30, 1997 and June 30, 1996 is as follows (dollars in thousands):

                                                                               JUNE 30, 1997           JUNE 30, 1996
                                                                           ----------------------  ----------------------
                                                                            DOMESTIC     FOREIGN    DOMESTIC     FOREIGN
                                                                              PLANS       PLAN        PLANS       PLAN
                                                                           -----------  ---------  -----------  ---------
Accumulated postretirement benefit obligation:
Retirees.................................................................   $   2,689   $     718   $   3,104   $     828
Fully eligible active plan participants..................................         762      --             751      --
Active plan participants.................................................       1,844      --           2,021      --
Unrecognized gain........................................................       1,038         442         308         462
                                                                           -----------  ---------  -----------  ---------
Accrued postretirement benefit obligation................................   $   6,333   $   1,160   $   6,184   $   1,290
                                                                           -----------  ---------  -----------  ---------
                                                                           -----------  ---------  -----------  ---------

    The Company has an employment agreement with an executive officer which provides the executive the option to purchase a specified percentage of the Company's common stock. Exercise of this option was contingent upon certain performance measures being achieved and other conditions specified in the agreement. The option provision of this contract has been superceded by the adoption of a Company Stock Option Plan.

    In 1997, the Company adopted a Stock Option Plan which provides for the grant of non-qualified stock options to certain members of management and key employees to purchase the common stock of the Company's parent AAF-McQuay Group Inc. The Company anticipates the granting of options under the stock option plan during fiscal year 1998. The related impact to the Statement of Operations will be based on an independent valuation of the Company at or near the grant date.

11. LEASES AND COMMITMENTS

    The following is a schedule of future minimum lease payments required under third party operating leases that have initial or remaining noncancelable lease terms in excess of one year (dollars in thousands):

YEAR
-----------------------------------------------------------------------------------
1998...............................................................................  $   8,560
1999...............................................................................      6,135
2000...............................................................................      4,122
2001...............................................................................      2,859
2002...............................................................................      2,349
Thereafter.........................................................................     10,769

    Rental expense associated with third party operating leases was approximately $11.4 million, $11.6 million, $5.6 million, and $7.8 million for the fiscal years and periods ended June 30, 1997, June 30, 1996, July 1, 1995, and December 31, 1994, respectively. It is expected that, in the normal course of business, leases that expire will be renewed or replaced by leases on other property and equipment.

    The Company has a contract whereby certain of its data processing operations are managed by a third party. Monthly charges during the fiscal years and periods ended June 30, 1997, June 30, 1996, July 1, 1995, and December 31, 1994 averaged approximately $945,800, $832,000, $684,000, and $758,000, respectively under this contract. This contract extends through December 31, 2000 but includes certain early termination options.

                        AAF-MCQUAY INC. AND SUBSIDIARIES

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

    Under terms of the purchase agreement, the Company is responsible for the first $5.8 million of indemnified losses. Indemnified losses (net of recoveries) exceeding $5.8 million must be indemnified by the former owners of the Predecessor Company up to a maximum of $18 million. If the ultimate amount expended by the Company for contingencies subject to indemnification exceeds $23.8 million, the excess will be borne by the Company. If the aggregate amount expended is less than $23.8 million, the Company will first offset amounts exceeding $5.8 million against the $11.5 million promissory note discussed in
Note 7. Indemnified losses in excess of $17.3 million would then be indemnified by the former owners of the Predecessor Company up to $6.5 million. Claims for indemnified losses can be made for up to five years after the acquisition date of May 2, 1994. The Company believes that the ultimate liability for indemnified losses will exceed $23.8 million and has recognized this noncurrent liability in the accompanying Consolidated Balance Sheets. On January 29, 1997, the Company instituted an action before the American Arbitration Association in Dallas, Texas, to enforce the Company's rights to indemnification of all its claimed losses; the arbitration is in the discovery and scheduling stages.

    ENVIRONMENTAL MATTERS

    The Company is subject to potential liability under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (CERCLA), and other federal, state and local statutes and regulations governing the discharge of pollutants into the environment and the handling and disposal of hazardous substances and waste. These statutes and regulations, amongst other things, impose potential liability on the Company for remediating contamination arising from the Company's past and present operations and from former operations of other entities at sites later acquired and now owned by the Company. Many of the Company's facilities have operated for many years, and substances which are or might be considered hazardous were generated, used, and disposed of at some locations, both on and off-site. Therefore, it is possible that environmental liabilities in addition to those described below may arise in the future. The Company records liabilities if, in management's judgment, environmental assessments or remedial efforts are probable and the costs can be reasonably estimated. These accrued liabilities are not discounted. Such estimates are adjusted if necessary based on the completion of a formal study or the Company's commitment to a formal plan of action. The Company believes that all environmental liabilities discussed below are subject to the indemnification agreement with the former owners of the Predecessor Company described above.

    In 1988, a lawsuit was filed in federal court against the Predecessor Company concerning the alleged release of trichloroethylene at a former Visalia, California manufacturing facility (Visalia). In November 1990, the Predecessor Company entered into a settlement agreement with all known potentially responsible parties at Visalia whereby the Predecessor Company agreed to be solely responsible for the costs of the remaining cleanup. As of June 30, 1997 the Company and Predecessor Company had incurred over $10.5 million for cleanup costs and legal fees related to the Visalia site, and, although the exact amount of the costs of this remediation is not ascertainable, the Company estimates future probable costs to be approximately $6.8 million on a nondiscounted basis through the year 2007 based upon cost projections provided by the Company's environmental consultants.

    The Company had filed suit against several insurers seeking coverage with respect to the Visalia site. The Company and Predecessor Company have already settled with other insurers from which $11 million

                        AAF-MCQUAY INC. AND SUBSIDIARIES

12. CONTINGENCIES (CONTINUED)
has been recovered. No amounts have been recorded in the accompanying Consolidated Balance Sheet relating to these potential recoveries.

    The Predecessor Company was named as a potentially responsible party arising from accidental trichloroethane spills at a facility in Wilmington, North Carolina. The Company estimates the probable expenses for future cleanup to be approximately $5.3 million on a nondiscounted basis through the year 2007 based upon cost projections provided by the Company's environmental consultants. The Predecessor Company has already recovered from its primary insurance carrier the limit of its policy related to this matter. The Company's excess insurance carrier failed to respond to the Company's claim for coverage. As a result, the Company filed suit against this carrier for recovery of the cleanup and remediation costs at the Wilmington site. In November 1995, the Court granted the carrier's Motion for Summary Judgment as to liability but denied the Motion concerning the Company's bad faith and insurance code claims. The Company appealed the order and the Appeals Court reversed the lower Court ruling. The case has been set for trial in November 1997. The insurance carrier has filed a new motion for Summary Judgment. No amounts have been recorded in the accompanying Consolidated Balance Sheets relating to these potential recoveries.

    The Predecessor Company discovered contaminants in the soil and/or groundwater at its manufacturing facilities in Faribault, Minnesota, Scottsboro, Alabama, Staunton, Virginia and certain other manufacturing sites. The level of contamination exceeds mandated levels and will require remediation. Based upon estimates prepared by environmental consultants, at June 30, 1997 the Company estimates that related probable remediation costs will be approximately $10.4 million. The Company is currently assessing its insurance coverage and potential recovery of such costs from third parties. No amounts have been recorded in the accompanying Consolidated Balance Sheets relating to these potential recoveries.

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

                        AAF-MCQUAY INC. AND SUBSIDIARIES

12. CONTINGENCIES (CONTINUED)
    The Company does not believe that the potential liability from the ultimate outcome of environmental, income tax and litigation matters will have a material adverse effect on it.

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

14. SEGMENT INFORMATION

    The Company serves the air quality control industry with two industry segments: Commercial Air Conditioning and Refrigeration ("Commercial Air Conditioning & Refrigeration"), the manufacture, sale and distribution of heating, ventilating, air conditioning, industrial refrigeration and freezing equipment products, and Filtration Products ("Filtration Products"), the manufacture and sale of air filtration products and systems. Information relating to operations in each industry segment and information by geographic area is as follows as of and for the fiscal years and periods ended June 30, 1997, June 30, 1996, July 1, 1995, and December 31, 1994:

CLASSIFIED BY INDUSTRY:
                                                                                   JANUARY 1,        MAY 2,
                                                         YEAR ENDED   YEAR ENDED     1995 TO         1994 TO
                                                          JUNE 30,     JUNE 30,      JULY 1,      DECEMBER 31,
                                                            1997         1996         1995            1994
                                                         -----------  -----------  -----------  -----------------

                                                                          (DOLLARS IN THOUSANDS)
Net Sales:
  Commercial Air Conditioning & Refrigeration..........   $ 597,216    $ 566,773    $ 253,874      $   283,966
  Filtration Products..................................     352,819      341,707      175,520          201,705
  Eliminations.........................................      (2,102)      (7,085)        (884)            (990)
                                                         -----------  -----------  -----------        --------
      Total............................................   $ 947,933    $ 901,395    $ 428,510      $   484,681
                                                         -----------  -----------  -----------        --------
                                                         -----------  -----------  -----------        --------
Operating Income (Loss):
  Commercial Air Conditioning & Refrigeration..........   $  23,314    $  37,187    $  15,342      $    12,362
  Filtration Products..................................      28,869       34,876       15,230           21,530
  Corporate & Amortization.............................     (11,587)     (15,367)      (7,296)          (9,651)
                                                         -----------  -----------  -----------        --------
      Total............................................   $  40,596    $  56,696    $  23,276      $    24,241
                                                         -----------  -----------  -----------        --------
                                                         -----------  -----------  -----------        --------
Total Assets:
  Commercial Air Conditioning & Refrigeration..........   $ 331,540    $ 331,798    $ 272,799      $   236,465
  Filtration Products..................................     202,579      185,656      182,643          172,510
  Corporate, Goodwill & Intangibles....................     276,249      289,500      275,886          270,922
                                                         -----------  -----------  -----------        --------
      Total............................................   $ 810,368    $ 806,954    $ 731,328      $   679,897
                                                         -----------  -----------  -----------        --------
                                                         -----------  -----------  -----------        --------
Depreciation/Amortization:
  Commercial Air Conditioning & Refrigeration..........   $   8,363    $   7,114    $   3,415      $     4,079
  Filtration Products..................................       5,526        5,144        2,806            2,701
  Corporate, Goodwill & Intangible Amortization........      11,678       13,551        7,330            7,961
                                                         -----------  -----------  -----------        --------
      Total............................................   $  25,567    $  25,809    $  13,551      $    14,741
                                                         -----------  -----------  -----------        --------
                                                         -----------  -----------  -----------        --------
Capital Expenditures:
  Commercial Air Conditioning & Refrigeration..........   $   9,006    $   8,983    $   3,229      $     5,147
  Filtration Products..................................       6,871        5,782        2,468            3,115
  Corporate............................................          64       --           --                  192
                                                         -----------  -----------  -----------        --------
      Total............................................   $  15,941    $  14,765    $   5,697      $     8,454
                                                         -----------  -----------  -----------        --------
                                                         -----------  -----------  -----------        --------

                        AAF-MCQUAY INC. AND SUBSIDIARIES

14. SEGMENT INFORMATION (CONTINUED)

CLASSIFIED GEOGRAPHICALLY:
                                                                                   JANUARY 1,        MAY 2,
                                                         YEAR ENDED   YEAR ENDED     1995 TO         1994 TO
                                                          JUNE 30,     JUNE 30,      JULY 1,      DECEMBER 31,
                                                            1997         1996         1995            1994
                                                         -----------  -----------  -----------  -----------------

                                                                          (DOLLARS IN THOUSANDS)
Net Sales:
  U.S. ................................................   $ 575,708    $ 559,505    $ 261,159      $   329,866
  Europe...............................................     314,483      297,976      134,712          113,412
  Other................................................      57,742       43,914       32,639           41,403
                                                         -----------  -----------  -----------        --------
      Total............................................   $ 947,933    $ 901,395    $ 428,510      $   484,681
                                                         -----------  -----------  -----------        --------
                                                         -----------  -----------  -----------        --------
Operating Income (loss):
U.S. ..................................................   $  33,335    $  46,880    $  18,785      $    25,217
  Europe...............................................      13,225       20,339        7,616            6,798
  Other................................................       5,623        4,844        4,171            1,877
  Corporate & Amortization.............................     (11,587)     (15,367)      (7,296)          (9,651)
                                                         -----------  -----------  -----------        --------
      Total............................................   $  40,596    $  56,696    $  23,276      $    24,241
                                                         -----------  -----------  -----------        --------
                                                         -----------  -----------  -----------        --------
  Total Assets:
U.S. ..................................................   $ 295,295    $ 294,002    $ 285,412      $   291,529
  Europe...............................................     202,538      194,311      154,866          111,409
  Other................................................      36,286       29,141       15,164            6,037
  Corporate, Goodwill & Intangibles....................     276,249      289,500      275,886          270,922
                                                         -----------  -----------  -----------        --------
      Total............................................   $ 810,368    $ 806,954    $ 731,328      $   679,897
                                                         -----------  -----------  -----------        --------
                                                         -----------  -----------  -----------        --------
Depreciation/Amortization:
  U.S. ................................................   $  10,335    $   8,769    $   4,451      $     4,991
  Europe...............................................       3,170        3,107        1,576            1,593
  Other................................................         384          382          194              196
  Corporate, Goodwill & Intangible Amortization........      11,678       13,551        7,330            7,961
                                                         -----------  -----------  -----------        --------
      Total............................................   $  25,567    $  25,809    $  13,551      $     4,741
                                                         -----------  -----------  -----------        --------
                                                         -----------  -----------  -----------        --------
Capital Expenditures:
  U.S. ................................................   $   9,484    $  11,109    $   4,427      $     6,939
  Europe...............................................       5,712        2,912        1,020              912
  Other................................................         681          744          250              411
  Corporate--U.S. .....................................          64       --           --                  192
                                                         -----------  -----------  -----------        --------
      Total............................................   $  15,941    $  14,765    $   5,697      $     8,454
                                                         -----------  -----------  -----------        --------
                                                         -----------  -----------  -----------        --------

    Transfers between geographic areas are not significant. Identifiable assets are those assets identified with the operation of each business segment or geographic area.

15. ACQUISITION OF J&E HALL LTD.

    On December 4, 1995 the Company, through one of its wholly-owned subsidiaries, acquired the UK and Ireland refrigeration and freezing operations of APV plc for consideration of approximately $35 million. The acquired business operates as J&E Hall, Ltd. and is an integrated supplier of industrial refrigeration and freezing products, systems and services.

16. RELATED PARTY TRANSACTIONS

    Hong Leong and its subsidiary companies, including OYL and the Company, have a policy of buying from related companies whenever feasible. During fiscal years ended June 30, 1997 and June 30, 1996 pursuant to this policy, the Company and various of its subsidiaries sold an aggregate of approximately $16.3 and $14.4 million, respectively of the Company's products to various OYL entities in the ordinary

                        AAF-MCQUAY INC. AND SUBSIDIARIES

16. RELATED PARTY TRANSACTIONS (CONTINUED) course of business. Additionally during fiscal year 1997, the Company purchased approximately $3.3 million of product from OYL and its subsidiary companies in the ordinary course of business. The Company does not expect a change in this policy and plans to continue to buy from and sell to OYL and Hong Leong related entities in the future.

    The Company has entered into trademark license and royalty agreements with O.Y.L. Manufacturing Company SDN BHD ("OMC") (the "OMC Agreement"), Shenzhen O.Y.L. Electrical Co. Ltd. ("Shenzhen") (the "Shenzhen Agreement") and P.T. O.Y.L. Sentra Manufacturing ("PT OYL"). Pursuant to such Agreements, the Company has granted OMC, Shenzhen and PT OYL, respectively, nonexclusive, nontransferable rights and licenses to use the trademark "McQuay" in connection with the sale and marketing of certain products exclusively through Shenzhen's, OMC's and PT OYL's respective international distribution networks. In exchange for such grants, OMC, Shenzhen and PT OYL have each agreed to pay the Company earned royalty payments ranging from 2% to 5% of the accumulated net sales of such products. The Company has been paid or was owed $207,000 and $228,000 pursuant to the OMC Agreement, $81,000 and $39,000 pursuant to the Shenzhen Agreement, and $27,000 and $3,000 pursuant to the PT OYL agreement for the years ended June 30, 1997 and June 30, 1996, respectively. Each of OMC, Shenzhen, and PT OYL are subsidiaries of OYL.

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

    In connection with the acquisition of J&E Hall, which is now a wholly-owned subsidiary of the Company, OYL issued a standby letter of credit in the amount of L17.0 million which supports the J&E Hall L17.0 million revolving credit facility. OYL has also issued a $6.0 million letter of credit which supports a revolving line of credit facility for the Company's subsidiary in Canada. No fees were paid to OYL in connection with either letter of credit.

    The Company also has available letter of credit facilities totaling $25 million that are supported by letters of credit from OYL which were fully utilized at June 30, 1997 and June 30, 1996. The commitments made under these new facilities expire in March 1998, but may be extended annually for successive one year periods with the consent of OYL and the banks providing the facilities. No fees were paid to OYL in connection with the letter of credit facilities.

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

                         REPORT OF INDEPENDENT AUDITORS

Boards of Directors and Stockholder
AAF-McQuay Inc.

    We have audited the consolidated balance sheets of AAF-McQuay Inc. and subsidiaries as of June 30, 1997 and June 30, 1996 and the related consolidated statements of operations, cash flows and stockholder's equity for the years ended June 30, 1997 and June 30, 1996, the period from January 1, 1995 to July 1, 1995, and the period from May 2, 1994 to December 31, 1994 and have issued our report thereon dated August 29, 1997 included elsewhere in this Annual Report on Form 10-K. Our audit also included the financial statement schedule listed in Item 14(a) of this Annual Report on Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit.

    In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                      [LOGO]

Baltimore, Maryland
August 29, 1997

          SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                AAF-MCQUAY INC.

                             (DOLLARS IN THOUSANDS)

                      COL. A                          COL. B              COL. C             COL. D       COL. E
                                                                        ADDITIONS
                                                                 ------------------------

                                                    BALANCE AT
                                                     BEGINNING   CHARGED TO   CHARGED TO                BALANCE AT
                                                        OF        COSTS AND      OTHER                    END OF
                   DESCRIPTION                        PERIOD      EXPENSES     ACCOUNTS    DEDUCTIONS     PERIOD
--------------------------------------------------  -----------  -----------  -----------  -----------  -----------
YEAR ENDED JUNE 30, 1997
Allowance for doubtful receivables................   $   6,313    $   2,985    $      18    $   1,687    $   7,629
Accrued warranty expense..........................      22,312       17,065    $     (12)      14,600       22,212

YEAR ENDED JUNE 30, 1996
Allowance for doubtful receivables................   $   4,595    $   1,285    $     733(c)  $     301(a)  $   6,312
Accrued warranty expense..........................      19,739       11,205        1,072(c)      9,838(b)     22,178

PERIOD ENDED JULY 1, 1995
Allowance for doubtful receivables................       5,630        1,223       --            2,258(a)      4,595
Accrued warranty expense..........................      19,043        4,717       --            4,021(b)     19,739

PERIOD ENDED DECEMBER 31, 1994
Allowance for doubtful receivables................       5,677        1,134       --            1,181(a)      5,630
Accrued warranty expense..........................      17,744        5,916       --            4,617(b)     19,043

------------------------

(a) Uncollectible accounts written off net of recoveries.

(b) Warranty claims honored during the year.

(c) Amounts added during the year due to acquisition of J&E Hall.

                                    PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

INTRODUCTION

NAME                                     AGE                                     POSITION
-----------------------------------      ---      ----------------------------------------------------------------------
Joseph B. Hunter...................          60   President and Chief Executive Officer and Director
Gerald L. Boehrs...................          56   Executive Vice President and Chief Operating Officer of Commercial Air
                                                  Conditioning Group and Director
Thomas K. Barber...................          55   Managing Director of Industrial Refrigeration
Michael J. Christopher.............          53   Executive Vice President and Chief Operating Officer of Filtration
                                                  Products Group and Director
Andrew R. Morrison.................          45   Chief Financial Officer and Secretary
John M. Sichter....................          53   Controller
Ronald J. Pederson.................          38   Treasurer
Dennis R. Marcott..................          45   President of Environmental Products Division, Filtration Products
                                                  Group
Robert E. Brymer...................          39   President of Air Filtration Division, Filtration Products Group
Ho Nyuk Choy.......................          43   Director
Tan Sri Quek Leng Chan.............          54   Director
Liu Wan Min........................          53   Director
Roger Tan Kim Hock.................          50   Director

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

    THOMAS K. BARBER has served as Managing Director of the Industrial Refrigeration since December 1995. From 1993 to 1995, Mr. Barber served as Managing Director of the J&E Hall division of APV plc. From 1986 to 1993, Mr. Barber served as Managing Director of a sub-division of APV plc.

    MICHAEL J. CHRISTOPHER has served as the Executive Vice President of the Company and Chief Operating Officer of the Filtration Products Group since June 1996. Mr. Christopher served as Vice President, Planning of the Company from June 1994 to June 1996 and served as the Chief Financial Officer from March of 1995 though November 1996. From 1984 to 1994, Mr. Christopher served in various financial and operating positions at York International Corporation, most recently in the International Group and prior to that as Vice President, Finance of its Applied Systems Group.

    ANDREW R. MORRISON has served as Chief Financial Officer of the Company since July 1997 and served as the Treasurer from December 1995 until July 1997. From 1992 until 1995, Mr. Morrison served as Assistant Treasurer of PHH Corporation, a provider of vehicle management, relocation, real estate and mortgage banking services. From 1989 to 1992, Mr. Morrison served as Director of Corporate Finance of British Petroleum plc.

    JOHN M. SICHTER has served as Controller of the Company since April 1995. From 1990 to 1995, Mr. Sichter served as Assistant Controller of the Company. Mr. Sichter has served in various executive capacities with the Company since 1986.

    RONALD J. PEDERSON has served as the Treasurer since July 1997. From March 1995 until July 1997, Mr. Pederson served as the Assistant Treasurer of the Company. He served as Manager of Treasury Operations from February of 1988 forward.

    DENNIS R. MARCOTT has served as President of Environmental Products Division of the Filtration Products Group since June 1996. From November 1994 to May 1996, Mr. Marcott served as Vice President of the Filtration Products Group and General Manager of the Air Pollution Control division. From 1990 to 1994, Mr. Marcott served in various executive capacities at York International and Donlee Tech. Prior to 1990 Mr. Marcott was employed with Westinghouse for 15 years.

    ROBERT E. BRYMER has served as President Air Filtration Division of the Filtration Products Group since June 1996. Mr. Brymer served as Vice President of the Filtration Products Group, General Manager of the Air Filtration division and various other executive capacities with the Company since May 1993. Prior to 1993, Mr. Brymer served as the Vice President of Marketing and Sales for Wedge Innovations for three years and Director of Marketing and various other positions for Skill Tools for seven years.

    LIU WAN MIN has served as Deputy Chairman of OYL since 1993. From 1974 to 1993, Mr. Liu served as Group Managing Director of OYL. Since 1996, Mr Liu has served as the Group Managing Director of Nanyang Press Bhd, a Hong Leong Group Company.

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

ITEM 11. EXECUTIVE COMPENSATION

    SUMMARY COMPENSATION TABLE

    The following table sets forth information concerning compensation paid or accrued by the Company to the Chief Executive Officer and each of the next five most highly compensated executive officers of the Company, for services rendered in all capacities to the Company and its subsidiaries during the years ended June 30, 1997, June 30, 1996, and the six month period ended July 1, 1995.

                                                   ANNUAL COMPENSATION
--------------------------------------------------------------------------------------------------------------------------
                                                                                              LONG TERM
                                                                                              INCENTIVE
                                                                           OTHER ANNUAL         PLAN          ALL OTHER
NAME                                      YEAR     SALARY $    BONUS $   COMPENSATION$(A)      PAYOUTS     COMPENSATION $
--------------------------------------  ---------  ---------  ---------  -----------------  -------------  ---------------
Joseph B. Hunter......................  1997         402,120    140,000         --               --               6,763(b)
  President and Chief Executive         1996         365,095    400,625         --               --              12,219(b)
  Officer                               1995         180,000    130,027         --               --                 531(b)

Gerald L. Boehrs......................  1997         207,022     --             --               --               6,889(b)
  Executive Vice President              1996         177,323     87,975         --              136,557(c)        7,026(b)
                                        1995          86,769     59,813         --              139,808(c)        3,188(b)

Michael J. Christopher................  1997         198,638     --             --               --               6,537(b)
  Executive Vice President and Chief    1996         175,077    102,272         --               --              10,267(b)
  Operating Officer of the Filtration   1995          81,077     59,375         --               --              --
  Products Group

Barton L. Bailey......................  1997         168,939     --             --               --               2,968(b)
  Vice President, Human Resources       1996         158,543     91,085         25,834(d)       170,729(c)        6,594(b)
                                        1995          77,106     44,513         64,951(e)       174,760(c)        3,188(b)

Dennis R. Marcott.....................  1997         150,692      6,163         --               --               3,180(b)
  President of Environmental Products   1996         129,308     60,000         --               --               1,530(b)
  Division                              1995          62,500     35,714        112,077(f)        --               3,188(b)

Robert E. Brymer......................  1997         145,769     --             --               --               6,767(b)
  President of Air Filtration Products  1996         120,769     54,735         --               --               6,220(b)
  Division                              1995          51,653     15,264         --               --               2,844(b)

------------------------

(a) Unless otherwise indicated, the aggregate dollar cost to the Company of perquisites and other personal benefits received by the executives did not exceed the lesser of $50,000 or 10% of the total amounts reported in the Salary and Bonus columns.

(b) Represents contributions by the Company to the Company's 401(k) plan.

(c) Represents payouts from the Company's Equity Participation Plan.

(d) Represents compensation for additional taxes payable on his 1996 Equity Participation Plan payout resulting from Mr. Bailey's relocation to Maryland from Texas.

(e) Includes perquisites, other personal benefits, reimbursement for taxes and reimbursement for moving expenses. Mr. Bailey was reimbursed $8,222 for income taxes payable on amounts disbursed by the Company on Mr. Bailey's behalf in connection with his relocation and $25,834 for additional taxes payable on his 1995 Equity Participation Plan payout resulting from his relocation to Maryland from Texas. The reimbursement for moving expenses totaled $28,462.

(f) Includes reimbursement for taxes and reimbursement for moving expenses. Mr. Marcott was reimbursed $29,920 for income taxes payable on amounts disbursed by the Company on Mr. Macott's behalf in connection with his relocation. The reimbursement for moving expenses totaled $82,167.

    EMPLOYMENT AGREEMENT

    As of the OYL Acquisition date, AAF-McQuay Group Inc., the Company's parent, entered into an employment agreement with Mr. Hunter. Pursuant to this agreement, Mr. Hunter serves as President and

Chief Executive Officer of the Company at a current base salary of $402,120 per year and a bonus of not less than $140,000 per year. Mr. Hunter's employment agreement expires May 2, 1999.

    In addition, AAF-McQuay Group Inc. entered into an option agreement with Mr. Hunter as of the OYL Acquisition date pursuant to which Mr. Hunter was granted options to purchase such number of shares of Common Stock of the AAF-McQuay Group Inc. which represent 5% of the total outstanding shares of the Common Stock after such exercise. The option provision of this contract has been superceded by the adoption of a Company Stock Option Plan.

    EMPLOYEE BENEFIT PLANS

    EQUITY PARTICIPATION PLAN. Effective January 1, 1991 the Company established an Executive Employment and Compensation Plan (the "Equity Participation Plan") and entered into Executive Employment and Compensation Agreements with certain executive officers of the Company including Messrs. Boehrs and Bailey (each of such executive officers is referred to herein as a "NEPI Holder"). Under the Equity Participation Plan the Company agreed to provide each such officer a contingent net equity participation interest (a "NEPI Interest") in the Company under certain circumstances as follows: Mr. Boehrs--0.4% and Mr. Bailey--0.5%.

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

    The annual benefit amount, commencing at normal retirement age and payable as a single life annuity, under the Retirement Plan for Messrs. Boehrs and Bailey is approximately $1,777, and $2,514, respectively.

    SENIOR EXECUTIVE SEVERANCE PLAN. Effective April 26, 1994 the Company established a Senior Executive Severance Plan (the "Severance Plan") and, pursuant thereto, entered into senior executive severance agreements with certain executive officers of the Company including Messrs. Boehrs and Bailey. Pursuant to the Severance Plan and the applicable agreements, upon involuntary termination without good cause of such executive officer, the executive officer will be entitled to receive his base salary as then in effect for a maximum period of 12 months and cash in respect of certain retirement benefits. Pursuant to such agreements, involuntary termination "without good cause" is defined to include (i) any termination that does not result from material dishonesty, significant fraud, willful negligence or gross and material malfeasance detrimental to the Company or (ii) any requirement that the executive be based or perform services at a new location, a material change in the position, duties, authority or responsibilities of the executive or any decrease in the executive's compensation.

    SEVERANCE AGREEMENT. Effective July 31, 1997, the Company entered into a Separation of Employment Agreement, General Release and Consulting Agreement with Barton L. Bailey, the former Vice President of Human Resources of the Company. Pursuant to the Severance Agreement, the Company is obligated to (i) pay Mr. Bailey $169,110 as severance pay, in 12 monthly installments and maintain certain of his employee benefits until July 31, 1998, (ii) provide Mr. Bailey outplacement services for three months, (iii) compensate Mr. Bailey for the cost of real estate commissions on the sale of his principle residence, and (iv) provide Mr. Bailey all benefits due him under the terms of the Executive Salary Continuation Agreement which are fully vested and nonforfeitable. Further, Mr. Bailey and the Company have entered into a consulting arrangement pursuant to which Mr. Bailey has agreed to perform 40 hours per week of consulting services for the Company until August 31, 1997 for which the Company will pay Mr. Bailey $4,000 for the period plus $100 per hour for each hour Mr. Bailey works in excess of 40 hours per week. Consulting requirements subsequent to August 31, 1998 will be mutually agreed upon at a rate of $100 per hour.

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

    STOCK OPTION PLAN

    In 1997, the Company adopted a Stock Option Plan which provides for the grant of non-qualified stock options to certain members of management and key employees to purchase the common stock of the Company's parent AAF-McQuay Group Inc. The Company anticipates the granting of options under the stock option plan during fiscal year 1998. The related impact to the Statement of Operations will be based on an independent valuation of the Company at or near the grant date.

    COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    Mr. Hunter is the only officer or employee of the Company who participated in deliberations of the Company's Board of Directors concerning executive officer compensation during the last fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                             PRINCIPAL STOCKHOLDERS

    The following table sets forth information as of June 30, 1997 with respect to the beneficial ownership of shares of the Company's Common Stock by each person known to the Company to own 5% or more of its Common Stock (determined in accordance with the applicable rules of the Commission), and by the Company's directors and current executive officers and such directors and executive officers as a group.

                   COMMON STOCK, PAR VALUE $100.00 PER SHARE

NAME                                                                         NUMBER OF SHARES      PERCENT OUTSTANDING
--------------------------------------------------------------------------  -------------------  -----------------------
AAF-McQuay Group Inc.(a)..................................................           2,947                    100
  Legg Mason Tower, Suite 2800
  111 South Calvert Street
  Baltimore, Maryland 21202
All current directors and executive officers as a group (13 persons)(a)...               0                      0

(a) AAF-McQuay Group Inc. is a wholly-owned subsidiary of AMG Holdings N.V., a Netherlands corporation (Hoekenrode 6-8, 1102BR Amsterdam Zuidoost, The Netherlands). AMG Holdings N.V. is a wholly-owned subsidiary of AMG Holdings B.V., a Netherlands corporation (Hoekenrode 6-8, 1102BR Amsterdam Zuidoost, The Netherlands). AMG Holdings B.V. is a wholly-owned subsidiary of OYL (Jalan Pengapit 15/19, 40000 Shah Alam, Selangor Darul Ehsan, Malaysia). OYL is publicly traded on the Kuala Lumpur Stock Exchange. Approximately 62.5% of the outstanding stock of OYL is owned by Hume, a company also publicly traded on the Kuala Lumpur Stock Exchange. Approximately 45.2% of the outstanding stock of Hume is owned by Hong Leong (Hong Leong Group, Level 10, Wisma Hong Leong, 18 Janlan Perak, 50450 Kuala Lumpur, Malaysia). Tan Sri Quek Leng Chan is a director of the Company, a director and the Chairman of AAF-McQuay Group Inc., the Executive Chairman of Hume and a controlling shareholder of Hong Leong.

SECURITY OWNERSHIP OF MANAGEMENT IN PARENTS OF THE COMPANY

    The following tables set forth information as of June 30, 1997 for OYL and Hume pertaining to the beneficial ownership of shares of the respective company's equity securities by the Company's directors and current executive officers and such directors and executive officers as a group.

                OYL ORDINARY SHARES, PAR VALUE RM 1.00 PER SHARE

NAME                                                                        NUMBER OF SHARES    PERCENT OUTSTANDING
--------------------------------------------------------------------------  -----------------  ---------------------
Tan Sri Quek Leng Chan....................................................       84,591,028(a)            62.5
Liu Wan Min...............................................................        8,002,200                5.9
Ho Nyuk Choy..............................................................           44,000              *
Joseph B. Hunter..........................................................           25,000              *
All current directors and executive officers as a group (13 persons)......       92,662,228               68.4

             HUME ORDINARY STOCK UNITS, PAR VALUE RM 1.00 PER UNIT

NAME                                                                        NUMBER OF SHARES    PERCENT OUTSTANDING
--------------------------------------------------------------------------  -----------------  ---------------------
Tan Sri Quek Leng Chan....................................................       112,082,455(b)            45.2
All current directors and executive officers as a group (13 persons)......       112,082,455              45.2

* Less than one percent (1%). (a) Includes 84,591,028 shares held by Hume, a company publicly traded on the Kuala Lumpur Stock Exchange. Approximately 45.2% of the outstanding stock of Hume is owned by Hong Leong (Hong Leong Group, Level 8, Wisma Hong Leong, 18 Janlan Perak, 50450 Kuala Lumpur, Malaysia). Tan Sri Quek Leng Chan is the Executive Chairman of Hume and a controlling shareholder of Hong Leong.

(b) Includes 112,032,455 shares held by Hong Leong.

ITEM 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS

    In January 1995, OYL loaned $10 million to the Company in exchange for which the Company issued a promissory note in the principal amount of $10 million in favor of OYL. In March 1995, the promissory note was transferred to the Company as an additional capital contribution.

    In connection with the acquisition of J&E Hall, which is now a wholly-owned subsidiary of the Company, OYL issued a standby letter of credit in the amount of L17.0 million which supports the J&E Hall L17.0 million revolving credit facility. OYL has also issued a $6.0 million letter of credit which supports a revolving line of credit facility for Company subsidiaries in Canada. No fees were paid to OYL in connection with either letter of credit.

    The Company also has available letter of credit facilities totaling $25 million that are supported by letters of credit from OYL which were fully utilized at June 30, 1997 and June 30, 1996. The commitments made under these new facilities expire in March 1998, but may be extended annually for successive one year periods with the consent of OYL and the banks providing the facilities. No fees were paid to OYL in connection with the letter of credit facilities.

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

    The Company has entered into trademark license and royalty agreements with O.Y.L. Manufacturing Company SDN BHD ("OMC") (the "OMC Agreement"), Shenzhen O.Y.L. Electrical Co. Ltd. ("Shenzhen") (the "Shenzhen Agreement") and P.T. O.Y.L. Sentra Manufacturing ("PT OYL"). Pursuant to such Agreements, the Company has granted OMC, Shenzhen and PT OYL, respectively, nonexclusive, nontransferable rights and licenses to use the trademark "McQuay" in connection with the sale and marketing of certain products exclusively through Shenzhen's, OMC's and PT OYL's respective international distribution networks. In exchange for such grants, OMC, Shenzhen and PT OYL have each agreed to pay the Company earned royalty payments ranging from 2% to 5% of the accumulated net sales of such products. The Company has been paid or was owed $207,000 and $228,000 pursuant to the OMC Agreement, $81,000 and $39,000 pursuant to the Shenzhen Agreement, and $27,000 and $3,000 pursuant to the PT OYL agreement for the years ended June 30, 1997 and June 30, 1996, respectively. Each of OMC, Shenzhen, and PT OYL are subsidiaries of OYL.

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

    Hong Leong and its subsidiary companies, including OYL and the Company, have a policy of buying from related companies whenever feasible. During fiscal years ended June 30, 1997 and June 30, 1996 pursuant to this policy, the Company and various of its subsidiaries sold an aggregate of approximately $16.3 and $14.4 million, respectively of the Company's products to various OYL entities in the ordinary course of business. Additionally during fiscal year 1997, the Company purchased approximately $3.3 million of product from OYL and its subsidiary companies in the ordinary course of business. The Company does not expect a change in this policy and plans to continue to buy from and sell to OYL and Hong Leong related entities in the future.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) Financial Statements

        1.  Financial Statements

               Report of the Independent Auditors

               Consolidated Balance Sheets--
               at June 30, 1997 and June 30, 1996

               Consolidated Statements of Operations--

               Years ended June 30, 1997 and June 30, 1996, the period from January 1, 1995 to July 1, 1995, and the period from May 2, 1994 to December 31, 1994

               Consolidated Statements of Cash Flows--

               Years ended June 30, 1997 and June 30, 1996,the period from January 1, 1995 to July 1, 1995, and the period from May 2, 1994 to December 31, 1994

               Consolidated Statements of Stockholder's Equity (Deficit)--

               Years ended June 30, 1997 and June 30, 1996, the period from January 1, 1995 to July 1, 1995, and the period from May 2, 1994 to December 31, 1994

        2.  Financial Statement Schedules

        II. Valuation and Qualifying Accounts and Reserves

               All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

    (b) Exhibits

      3.1  Articles of Incorporation(1)
      3.2  By-Laws(1)
      4.1  Indenture dated as of February 14, 1996 with IBJ Schroder Bank and Trust Company(2)
      4.2  Form of Note (included in Exhibit 4.1)
     10.1  Employment Agreement dated May 2, 1994 with Joseph B. Hunter(1)
     10.2  Stock Option Agreement dated May 2, 1994 with Joseph B. Hunter(1)
     10.3  Executive Employment and Compensation Agreement dated January 1, 1991 with Barton L.
           Bailey(1)
     10.4  NEPI Modification Agreement dated May 2, 1994 with Barton L. Bailey(1)
     10.5  NEPI Relinquishment and Release Agreement dated May 2, 1994 with Barton L. Bailey(1)
     10.6  NEPI Indemnification Modification Agreement dated May 2, 1994 with Barton L.
           Bailey(1)
     10.7  Senior Executive Severance Agreement dated April 26, 1994 with Barton L. Bailey(1)
     10.8  Executive Salary Continuation Agreement Dated July 25,1990 with Barton L. Bailey(1)
     10.9  Executive Employment and Compensation Agreement dated January 1, 1991 with Gerald L.
           Boehrs(1)
    10.10  NEPI Modification Agreement dated May 2,1994 with Gerald I. Boehrs(1)
    10.11  NEPI Relinquishment and Release Agreement dated May 2, 1994 with Gerald L. Boehrs(1)
    10.12  NEPI Indemnification Modification Agreement dated May 2, 1994 with Gerald L.
           Boehrs(1)
    10.13  Senior Executive Severance Agreement dated April 26, 1994 with Gerald L. Boehrs(1)
    10.14  Executive Salary Continuation Agreement dated July 25, 1990 with Gerald L. Boehrs(1)
    10.15  NEPI Irrevocable Trust Agreement(1)
    10.16  Paying Agent Agreement dated May 2, 1994 with OYL, Richard W. Snyder and certain other parties specified therein(1)
    10.17  $11,500,000 Note dated May 2, 1994 to Bank One, Texas, N.A.(1)
    10.18  $13,500,000 Reimbursement Agreement dated March 22, 1995 with the Bank of Nova
           Scotia(1)
    10.19  L22,000,000 Line of Credit Agreement dated November 30, 1995 with Bank of America(1)
    10.20  $11,500,000 Amended Line of Credit Agreement dated April 5, 1995 with Citibank
           N.A.(1)
    10.21  SnyderGeneral Stock Purchase Agreement dated March 31, 1994 with OYL, Richard W.
           Snyder and certain other parties listed therein(1)

    10.22  SnyderGeneral Tax Indemnification Agreement dated May 2,1994 with Richard W. Snyder and certain other parties listed therein(1)
    10.23  Final Form of J&E Hall Stock Purchase Agreement dated , 1995 with APV plc(1)
    10.24  Trademark License and Royalty Agreement dated December 27, 1995 with P.T. O.Y.L.
           Sentra Manufacturing(1)
    10.25  Trademark License and Royalty Agreement dated December 27, 1995 with Shenzhan O.Y.L.
           Electrical Company Ltd.(1)
    10.26  Trademark License and Royalty Agreement dated December 27, 1995 with O.Y.L.
           Manufacturing Company SDN BHD(1)
    10.27  Technology Licensing Agreement dated August 8, 1995 with McQuay-Wuhan Air
           Conditioning & Refrigeration Company Ltd.(1)
    10.28  Asset Transfer Agreement dated May 29, 1995 by and among AAF Asia Pte., Ltd. and
           McQuay Air Conditioning (Singapore) Pte. Ltd.(1)
    10.29  Supply and Procurement Agreement dated May 2, 1994 with EnergyLine Systems, Inc.(1)
    10.30  Credit Agreement dated July 21, 1994 with the Bank of Nova Scotia, Bank Bumiputra
           Malaysia Berhad, New York Branch and certain financial institutions listed therein(1)
    10.31  First Amendment to Credit Agreement dated April 14, 1995 with the Bank of Nova
           Scotia, Bank Bumiputra Malaysia Berhad, New York Branch and certain financial institutions listed therein(1)
    10.32  Second Amendment to Credit Agreement dated November 28, 1995 with the Bank of Nova
           Scotia, Bank Bumiputra Malaysia Berhad, New York Branch and certain financial institutions listed therein(1)
    10.33  Third Amendment to Credit Agreement dated February 7, 1996 with The Bank of Nova
           Scotia, Bank Bumiputra Malaysia Berhad, New York Branch and certain financial institutions listed therein(2)
    10.34  Fourth Amendment to Credit Agreement dated August 1996 with The Bank of Nova Scotia,
           Bank Bumiputra Malaysia Berhad, New York Branch and certain financial institutions listed therein(5)
    10.35  Fifth Amendment to Credit Agreement dated August 1997 with The Bank of Nova Scotia,
           Bank Bumiputra Malaysia Berhad, New York Branch and certain financial institutions listed therein(5)
    10.36  Separation of Employment Agreement, General Release, Consulting Agreement and Non-
           Competition Agreement dated as of June 21, 1996 with Charles J. Tambornino(3)
    10.37  Separation of Employment Agreement, General Release and Consulting Agreement dated as of July17, 1997 with Barton L. Bailey(5)
    10.38  Stock Option Plan effective January 1, 1996(4)
     21    Subsidiaries(5)
     24    Power of Attorney(5)
     27    Financial Data Schedule(5)

------------------------

(1) Incorporated by reference to Pre-Effective Amendment Number 1 to the Company's Registration Statement (File No. 33-80701) on Form S-1 as filed with the Securities and Exchange Commission (the "Commission") on January 26, 1996.

(2) Incorporated by reference to the Company's Current Report on Form 8-K as filed with the Commission on April 26, 1996.

(3) Incorporated by reference to the Company's Form 10-K as filed with the Commission on September 17, 1996.

(4) Incorporated by reference to the Company's Form 10-Q as filed with the Commission on May 9, 1997.

(5) Filed herewith.

    (c) Reports on Form 8-K.

           The Company did not file any reports on Form 8-K for the three month perod ended June 30, 1997.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Baltimore, State of Maryland, on September 22, 1997.

                                AAF-MCQUAY INC.

                                By:             /s/ JOSEPH B. HUNTER
                                     -----------------------------------------
                                                  Joseph B. Hunter
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

     /s/ JOSEPH B. HUNTER       September 22, 1997
------------------------------
       Joseph B. Hunter
 PRINCIPAL EXECUTIVE OFFICER

    /s/ ANDREW R. MORRISON      September 22, 1997
------------------------------
      Andrew R. Morrison
   CHIEF FINANCIAL OFFICER

     /s/ JOHN M. SICHTER        September 22, 1997
------------------------------
       John M. Sichter
          CONTROLLER
 PRINCIPAL ACCOUNTING OFFICER

The Board of Directors:

Joseph B. Hunter  Michael J.
Liu Wan Min       Christopher
Ho Nyuk Choy      Quek Leng Chan
Gerald L. Boehrs  Roger Tan Kim Hock

   By: /s/ JOSEPH B. HUNTER     September 22, 1997
------------------------------
       Joseph B. Hunter
       ATTORNEY-IN-FACT

    SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(D) OF THE SECURITIES EXCHANGE ACT 0F 1934 BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

    No annual report or proxy materials have been sent to security-holders during the period covered by this report.

                                 EXHIBIT INDEX

  NUMBER     DESCRIPTION
-----------  --------------------------------------------------------------------------------------------------------
      10.34  Fourth Amendment to Credit Agreement dated August 1996 with The Bank of Nova Scotia, Bank Bumiputra
             Malaysia Berhad, New York Branch and certain financial institutions listed therein

      10.35  Fifth Amendment to Credit Agreement dated August 1997 with The Bank of Nova Scotia, Bank Bumiputra
             Malaysia Berhad, New York Branch and certain financial institutions listed therein

      10.37  Separation of Employment Agreement, General Release, and Consulting Agreement dated as of July 17, 1997 with Barton L. Bailey

      21     Subsidiaries

      24     Power of Attorney

      27     Financial Data Schedule