Form 10-Q
period 1997-09-27
AAF MCQUAY INC
filed 1997-11-07
CIK 1005272

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

    (Mark One)

/ X /   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended September 27, 1997

                                       OR

/  /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

    For the transition period from _________ to ____________

    Commission file number: 33-80701

                                 AAF-MCQUAY INC.
            -----------------------------------------------------
            (Exact name of registrant as specified in its charter)


            Delaware                                    41-0404230
-------------------------------         ---------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification number)
 incorporation or organization)


111 South Calvert Street, Baltimore, Maryland             21202
---------------------------------------------          -----------
(Address of principal executive offices                (Zip code)


(410) 528-2755
----------------------------------------------------
(Registrant's telephone number, including area code)





                                Not applicable
               -----------------------------------------------------
               (Former name, former address and formal fiscal year,
                          if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes /x/    No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,497 shares of Common Stock, par value $100.00 per share, were outstanding as of November 3, 1997.

                                      INDEX

                        AAF-MCQUAY INC. AND SUBSIDIARIES

                                                                            PAGE
                                                                           ------
Part I -           Financial Information..................................    3

Item 1.            Financial Statements (unaudited).......................    3

                   Consolidated Balance Sheets as of - September 30, 1997
                   and June 30,1997.......................................    3

                   Consolidated Statements of Operations -
                   Three months ended September 30, 1997 and
                   September 30, 1996.....................................    4

                   Condensed Consolidated Statements of Cash Flows -
                   Three months ended September 30, 1997 and
                   September 30, 1996.....................................    5

                   Notes to the Consolidated Financial Statements.......      6

                   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations...................     9

Part II -          Other Information.....................................    12

Item 6.            Exhibits and Reports on Form 8-K......................    12

                   Signatures............................................    13


PART I:                          FINANCIAL INFORMATION
    ITEM 1. FINANCIAL STATEMENTS

                          AAF-McQUAY INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                     (dollars in thousands, except share data)

                                                                                            SEPTEMBER 30,  JUNE 30,
                                                                                              1997           1997
                                                                                            -----------  ----------
                                                                                            (UNAUDITED)
                                                 ASSETS:
Current assets:
 Cash and cash equivalents...............................................................   $  14,017   $   10,827
 Accounts receivable.....................................................................     236,722      233,405
 Inventories.............................................................................     124,270      124,192
 Other current assets....................................................................       6,322        6,858
                                                                                           -----------  ----------
  Total current assets...................................................................     381,331      375,282

Property, plant and equipment, net.......................................................     148,874      150,214
Cost in excess of net assets acquired and other identifiable intangibles, net............     263,390      266,784
Other assets and deferred charges........................................................      18,494       18,088
                                                                                           -----------  ----------
  Total Assets...........................................................................   $ 812,089   $  810,368
                                                                                           -----------  ----------
                                                                                           -----------  ----------
                                   LIABILITIES AND STOCKHOLDER'S EQUITY:
Current liabilities:
 Short-term borrowings...................................................................   $  63,615   $   58,703
 Current maturities of long-term debt....................................................      12,243       12,091
 Accounts payable, trade.................................................................     112,796      116,877
 Accrued warranty........................................................................      13,036       12,979
 Other accrued liabilities...............................................................      88,318       86,369
                                                                                           -----------  ----------
                                                                                           -----------  ----------
  Total current liabilities..............................................................     290,008      287,019

Long-term debt...........................................................................     214,158      217,030
Other liabilities........................................................................     102,837      102,038
                                                                                           -----------  ----------
  Total liabilities......................................................................     607,003      606,087

Stockholder's equity:
 Preferred stock ($1 par value; 1,000 shares authorized, none issued)
 Common stock ($100 par value; 8,000 shares authorized, 2,497 shares issued and
   outstanding)..........................................................................         250          250
 Additional paid-in capital..............................................................     179,915      179,915
 Retained earnings.......................................................................      30,367       29,074
 Foreign currency translation adjustment.................................................      (5,446)      (4,958)
                                                                                           -----------  ----------
  Total Stockholder's Equity.............................................................     205,086      204,281
                                                                                           -----------  ----------
Total Liabilities and Stockholder's Equity...............................................   $ 812,089   $  810,368
                                                                                           -----------  ----------
                                                                                           -----------  ----------
                                    SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 AAF-McQUAY INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (unaudited)
                                       (dollars in thousands)

                                                                                              THREE MONTHS ENDED
                                                                                            ----------------------
                                                                                           SEPTEMBER 30, SEPTEMBER 30,
                                                                                             1997          1996
                                                                                            ----------  ----------
Net Sales.................................................................................  $  245,126  $  227,093
Cost of Sales.............................................................................     178,039     165,184
                                                                                            ----------  ----------
Gross Profit..............................................................................      67,087      61,909
Operating Expenses:
 Selling, general and administrative......................................................      55,207      50,260
 Amortization of intangible assets........................................................       2,900       2,875
                                                                                            ----------  ----------
                                                                                                58,107      53,135
                                                                                            ----------  ----------
Income from operations....................................................................       8,980       8,774
Interest expense, net.....................................................................       6,558       6,839
Other (income) expense, net...............................................................        (152)          3
                                                                                            ----------  ----------
Income before income taxes................................................................       2,574       1,932
Minority interest earnings (loss).........................................................         126         (64)
Income taxes..............................................................................       1,158         888
                                                                                            ----------  ----------
Net income................................................................................  $    1,290  $    1,108
                                                                                            ----------  ----------
                                                                                            ----------  ----------
                                   SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             AAF-McQUAY INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (unaudited)
                                 (dollars in thousands)

                                                                                               THREE MONTHS ENDED
                                                                                            ------------------------
                                                                                            SEPTEMBER 30, SEPTEMBER 30,
                                                                                               1997         1996
                                                                                            -----------  -----------
Cash flows from operating activities
 Net income...............................................................................   $   1,290    $   1,108
 Adjustments to reconcile to cash from operating activities:
 Depreciation and amortization............................................................       6,688        6,312
 Foreign currency transaction (gains) losses..............................................         183           20
 Changes in operating assets and liabilities..............................................      (3,681)      (7,529)
                                                                                            -----------  -----------
Net cash from operating activities........................................................       4,480          (89)
Cash flows from investing activities:
 Capital expenditures, net................................................................      (3,637)      (1,930)
                                                                                            -----------  -----------
Net cash from investing activities........................................................      (3,637)      (1,930)
Cash flows from financing activities:
 Net borrowing (repayments) under short-term borrowing arrangements.......................       4,911       (6,912)
 Payments on long-term debt...............................................................      (2,720)      (2,071)
                                                                                            -----------  -----------
Net cash from financing activities........................................................       2,191       (8,983)
Effect of exchange rate changes on cash...................................................         156           31
                                                                                            -----------  -----------
Net increase (decrease) in cash and cash equivalents......................................       3,190      (10,971)
                                                                                            -----------  -----------
Cash and cash equivalents at beginning of period..........................................      10,827       20,824
Cash and cash equivalents at end of period................................................   $  14,017    $   9,853
                                                                                            -----------  -----------
                                                                                            -----------  -----------
                                    SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION:

    The consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All inter-company transactions have been eliminated. The accompanying unaudited consolidated financial statements contained herein have been prepared in accordance with generally accepted accounting principles for interim reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-K. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K (the "Annual Report") for the year ended June 30, 1997. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying financial statements reflect the statements of operations for the three months ended September 30, 1997 and September 30, 1996, the balance sheets at September 30, 1997, and June 30, 1997, and the consolidated statements of cash flows for the three months ended September 30, 1997 and September 30, 1996.

    The operating results for the three months ended September 30, 1997 are not necessarily indicative of the operating results that may be expected for the full year ending June 30, 1998. The Company's period end is the closest Saturday to September 30. For clarity in presentation all periods presented herein are shown to end on the 30th of the month.

NOTE 2. INVENTORIES:

    Inventories consist of the following: (dollars in thousands)

                                                                                 September 30, 1997  June 30, 1997
                                                                                 ------------------  -------------
FIFO Cost:
   Raw Materials...............................................................     $     49,356      $    51,393
   Work-in-process.............................................................           29,506           27,618
   Finished goods..............................................................           42,316           42,109
                                                                                    ------------     -------------
                                                                                         121,178          121,120
   LIFO adjustment.............................................................            3,092            3,072
                                                                                    ------------     -------------
                                                                                    $    124,270      $   124,192
                                                                                    ------------     -------------
                                                                                    ------------     -------------

NOTE 3. INCOME TAXES:

    The difference between the Company's reported tax provision for the first quarter of fiscal year 1998 and 1997 and the tax provision computed based on U.S. statutory rates is primarily attributed to nondeductible goodwill amortization, and foreign tax credits not utilized.

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

    Under terms of the purchase agreement, the Company is responsible for the first $5.8 million of indemnified losses. Indemnified losses (net of recoveries) exceeding $5.8 million must be indemnified by the former owners of the Predecessor Company up to a maximum of $18 million. If the ultimate amount expended by the Company for contingencies subject to indemnification exceeds $23.8 million, the excess will be borne by the Company. If the aggregate amount expended is less than $23.8 million, the Company will first offset amounts exceeding $5.8 million against a $11.5 million promissory note (see note 7 in the Annual Report). Indemnified losses in excess of $17.3 million would then be indemnified by the former owners of the Predecessor Company up to $6.5 million. The Company believes that the ultimate liability for indemnified losses will exceed $23.8 million and has recognized this non-current liability in the accompanying Consolidated Balance Sheets. On January 29, 1997, the Company instituted an action before the American Arbitration Association in Dallas, Texas, to enforce the Company's rights to indemnification of all its claimed losses. The arbitration is in the discovery stage and the final hearing is scheduled for January 26, 1998.

    Environmental Matters:

    The Company is subject to potential liability under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (CERCLA), and other federal, state and local statutes and regulations governing the discharge of pollutants into the environment and the handling and disposal of hazardous substances and waste. These statutes and regulations, among other things, impose potential liability on the Company for the cost of remediation of contamination arising from the Company's past and present operations and from former operations of other entities at sites later acquired and now owned by the Company. Many of the Company's facilities have operated for many years, and substances which are or might be considered hazardous were generated, used, and disposed of at some locations, both on- and off-site. Therefore, it is possible that environmental liabilities in addition to those described in note 12 of the Annual Report may arise in the future. The Company records liabilities if, in management's judgment, environmental assessments or remedial efforts are probable and the costs can be reasonably estimated. These accrued liabilities are not discounted. Such estimates are adjusted if necessary based upon the completion of a formal study or the Company's commitment to a formal plan of action. The Company believes that all significant environmental matters are subject to the indemnification agreement with the former owners of the Predecessor Company described above.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Results of Operations:

    Net Sales

    Consolidated net sales for the first quarter of fiscal year 1998 increased $18.0 million or 7.9% to $245.1 million versus $227.1 million for the first quarter of fiscal year 1997. The Commercial Air Conditioning and Refrigeration and the Filtration Products segments both reported higher net sales versus the prior year quarter. The following table presents the Company's revenues by business segment.

                                                                                      September 30,  September 30,
                                                                                          1997           1996
                                                                                      -------------  -------------
                                                                                         (dollars in thousands)
Net sales:
Commercial Air Conditioning and Refrigeration.......................................   $   157,584    $   145,375
Filtration Products.................................................................        89,938         85,274
Eliminations/other..................................................................        (2,396)        (3,556)
                                                                                      -------------  -------------
Total...............................................................................   $   245,126    $   227,093
                                                                                      -------------  -------------
                                                                                      -------------  -------------

    Commercial Air Conditioning and Refrigeration net sales increased $12.2 million or 8.4% to $157.6 million for the first quarter of fiscal year 1998 versus the first quarter of fiscal year 1997. Domestic and international sales increased by 5.2% and 23.8%, respectively, in the first quarter of fiscal year 1998 versus the first quarter of 1997. In North American operations, chiller market exports into Asia combined with introductions of new dual chiller products increased chiller product sales 10.3% in the first quarter of fiscal year 1998 versus the comparable period in the prior year. Applied air handling products sales increased 5.2%, versus the first quarter of fiscal year 1997, as rooftop volume increased due to strong market demand. Additionally, a newly established sales office contributed $2.7 million in sales for the quarter ended September 30, 1997. These increases in the first quarter of fiscal year 1998 were partially offset by the deterioration of the absorption chiller market and a volume decrease in terminal air conditioning sales of 1.4% in the first quarter of fiscal year 1998 versus the comparable period of fiscal year 1997 due to prior year large jobs that were not repeated in fiscal year 1998. International sales volume increased in the first quarter of fiscal year 1998 versus the comparable period of the prior year primarily due to two large refrigeration contracts in the first quarter of fiscal year 1998. International sales increases also resulted from Italy's strong export chiller sales and increased screw chiller sales in the United Kingdom. Backlog for the Commercial Air Conditioning and Refrigeration group was $144.7 million at the end of the first quarter of fiscal 1998 as compared to $144.1 million and $156.0 million at the end of the first quarter and fiscal year end 1997, respectively.

    Filtration Products net sales increased $4.7 million or 5.5% to $89.9 million for the first quarter of fiscal year 1998 versus the first quarter of fiscal year 1997. Compared to the prior year, domestic net sales decreased 3.0% and international sales increased 14.5% in the first quarter of fiscal year 1998. The decrease in domestic sales for the first quarter of fiscal year 1998 versus the comparable period of the prior year was the result of an overall slow down in capital spending for new semiconductor facilities, the impact of longer life filter products in the transportation segment and the relative flatness in retail markets. European sales increased 3.5% the first quarter of fiscal year 1998 compared to the first quarter of fiscal year 1997 due to volume increases in environmental products resulting from the acquisition of an engineering company in the third quarter of fiscal year 1997. Unfavorable currency rate variances adversely effected European volume for the first quarter of fiscal year 1998. Asia sales increased $5.5 million in the first quarter of fiscal year 1998 versus the first quarter of fiscal year 1997 as both air filtration and the environmental products businesses focused on further market penetration. Latin American environmental product sales decreased 17.0% during the first quarter of fiscal year 1998 versus the comparable period of fiscal year 1997 due to soft market demand.

    Gross Profit

    Consolidated gross margin was $67.1 million or 27.4% of sales for the first quarter of fiscal year 1998 versus $61.9 million or 27.3% of sales for the first quarter of fiscal year 1997. In the Commercial Air Conditioning and Refrigeration segment gross profit as a percentage of sales increased 1.6 percentage points in the first quarter of fiscal year 1998 versus the comparable period of fiscal year 1997. Gains in gross margin resulting from recovered prices in the chiller market and price increases on air handling products were partially offset by lower margin product sales in the international market and continued costs associated with strategic initiatives. Certain product lines in the Filtration Products segment continue to experience margin rate deterioration due to competitive price pressures and pricing strategies aimed at increasing market share. Additionally, product mix contributed to a 1.9 percentage point decrease in the gross profit in the Filtration Products segment in the first quarter of fiscal year 1998 versus the comparable period of fiscal year 1997 .

    Operating Expenses

    Operating expenses were $58.1 million or 23.7% of sales for the first quarter of fiscal year 1998 versus $53.1 million or 23.4% of sales for the first quarter of fiscal year 1997. Expense reductions resulting from cost containment measures and decreased field service expenses were more than offset by volume related increases in expenses, the acquisition of an engineering company and increased warranty expenses in both the Commercial Air Conditioning and Filtration Products segments during the first quarter of fiscal year 1998. Research and development and selling expenses remained consistent year over year for the first quarter. The Company continues to incur certain strategic expenses to enhance its position in the global market.

    Income From Operations

    Income from operations for the first quarter of fiscal years 1998 and 1997 was $9.0 million and $8.8 million, respectively. As a percentage of sales, income from operations was 3.7% for the first quarter of fiscal year 1998 and 3.9% for the first quarter of fiscal year 1997. Both the Commercial Air Conditioning and Refrigeration and the Filtration Products segments had increases in income from operations in the first quarter of fiscal year 1998 versus the comparable period in 1997.

    Net Interest Expenses and Other (Income) Expense

    Net interest expense was $6.6 million in the first quarter of fiscal year 1998, a decrease versus $6.8 million for the first quarter of fiscal year 1997 principally as a result of decreased borrowings. Net other (income) expense was not material in either quarter.

    Liquidity and Capital Resources

    The Company's liquidity needs are provided by cash generated from operating activities and supplemented when necessary by short-term credit facilities. During the first quarter of fiscal year 1998, funds provided by operating activities were $4.5 million as compared to net cash used by operations of $0.1 million in the prior year for the comparable period. The increase in operating cash provided for the first quarter of fiscal year 1998 reflects slightly higher net income and lower working capital requirements. During the first quarter of fiscal year 1998, cash used in investing activities was $3.6 million and cash provided by financing activities was $2.2 million.

    During the first quarter of fiscal year 1998, the Company amended its bank credit facility to restate certain financial covenants. In addition, the revolving credit portion of the bank credit facility was reduced from $100 million to $80 million. At the end of the first quarter of fiscal year 1998, the Company had approximately $43 million in additional borrowing capacity under the amended revolving credit facility.

    During fiscal year 1997, the Company entered into an agreement to sell the net assets of the industrial fan business at a gain. The sales transaction was completed after the end of the first quarter of fiscal year 1998 with the proceeds used to reduce debt. The Company does not expect the sale of the industrial fan business to have a material effect on the Company's future financial results. On an ongoing basis the Company strives to evaluate its various businesses and product lines with the objective to enhance shareholder value. Consistent with this strategy, the Company intends to pursue global business opportunities that are synergistic with the Company's core businesses or exit low value added or non-synergistic operations.

    Management believes, based upon current levels of operations and forecasted earnings, that cash flow from operations, together with borrowing capacity available under the Amended Credit Facility, will be adequate to make payments of principal and interest on debt, to permit anticipated capital expenditures and to fund working capital requirements and other cash needs for the forseeable future. Nevertheless, the Company expects to remain leveraged to a significant extent and expects its debt service obligations to continue to be substantial. If the Company's sources of funds were to fail to satisfy the Company's requirements, the Company may need to amend or refinance its existing debt or obtain additional financing. There is no assurance that any such new financing alternatives would be available, and, in any case, such new financing (if available) would be expected to be more costly and burdensome than the debt agreements currently in place.

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

PART II: OTHER INFORMATION

    Item 6. Exhibits and Reports on Form 8-K

       (a) Exhibits
           Number                   Description
           Exhibit 27               Financial Data Schedule (filed herewith)

       (b) Reports on Form 8-K

       There were no reports filed on Form 8-K during the period.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       AAF-MCQUAY INC.



     November 6, 1997                  BY: / S/ ANDREW R. MORRISON
DATE -------------------------             --------------------------
                                           Andrew R. Morrison
                                           Chief Financial Officer


     November 6, 1997                      /S/ BRUCE D. KRUEGER
DATE -------------------------             --------------------------
                                           Bruce D. Krueger
                                           Controller
                                           (Principal Accounting Officer)

                                Exhibit Index

Number                                 Description
------                                 -----------
27                                     Financial Data Schedule