Form 10-Q
period 1997-12-31
AAF MCQUAY INC
filed 1998-02-10
CIK 1005272

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 27, 1997

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from__________to__________

Commission file number: 33-80701

                                 AAF-MCQUAY INC.
--------------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)

          Delaware                                                 41-0404230
------------------------------------                --------------------------------------
(State or other jurisdiction of                     (I.R.S. Employer Identification number)
incorporation or organization)

111 South Calvert Street, Baltimore, Maryland        21202
---------------------------------------------        -----
(Address of principal executive offices)            (Zip code)

(410) 528-2755
------------------------------------------------------
(Registrant'(1)s telephone number, including area code)

                                    Not applicable
--------------------------------------------------------------------------------
                (Former name, former address and formal fiscal year,
                            if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                             -----    -----

Indicate the number of shares outstanding of each of the issuer'(1)s classes of common stock, as of the latest practicable date: 2,497 shares of Common Stock, par value $100.00 per share, were outstanding as of February 2, 1998.

                                     INDEX

                        AAF-MCQUAY INC. AND SUBSIDIARIES

                                                                       PAGE
                                                                     --------
Part I -   Financial Information..................................        3

Item 1.    Financial Statements (unaudited).......................        3

           Consolidated Balance Sheets as of--December 31, 1997
           and June 30, 1997......................................        3

           Consolidated Statements of Operations--Three months
           ended December 31, 1997 and December 31, 1996; and
           the six months ended December 31, 1997 and
           December 31, 1996......................................        4

           Condensed Consolidated Statements of Cash Flows--
           Six months ended December 31, 1997 and
           December 31, 1996......................................        5

           Notes to the Consolidated Financial Statements.........        6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations....................        9

Part II -  Other Information......................................       13

Item 1.    Legal Proceedings......................................       13

Item 6.    Exhibits and Reports on Form 8-K.......................       13

           Signatures.............................................       14

PART I:             FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS

                        AAF-McQUAY INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                   (dollars in thousands, except share data)


                                                                                        December 31,     June 30,
                                                                                           1997           1997
                                                                                         ------------  ----------
                                                                                         (Unaudited)
                                  ASSETS:
Current assets:
  Cash and cash equivalents...........................................................   $   11,544   $   10,827
  Accounts receivable.................................................................      224,349      233,405
  Inventories.........................................................................      123,381      124,192
  Other current assets................................................................        6,039        6,858
                                                                                        ------------  ----------
    Total current assets..............................................................      365,313      375,282

Property, plant and equipment, net....................................................      145,179      150,214
Cost in excess of net assets acquired and other identifiable intangibles, net.........      260,014      266,784
Other assets and deferred charges.....................................................       18,551       18,088
                                                                                        ------------  ----------
    Total Assets.....................................................................   $  789,057   $  810,368
                                                                                        ------------  ----------
                                                                                        ------------  ----------
                    LIABILITIES AND STOCKHOLDER'S EQUITY:
Current liabilities:
  Short-term borrowings..............................................................   $   52,688   $   58,703
  Current maturities of long-term debt...............................................       12,234       12,091
  Accounts payable, trade............................................................      115,388      116,877
  Accrued warranty...................................................................       13,772       12,979
  Other accrued liabilities..........................................................       83,170       86,369
                                                                                       ------------  ----------
    Total current liabilities........................................................      277,252      287,019

Long-term debt.......................................................................      199,689      217,030
Other liabilities....................................................................      104,186      102,038
                                                                                       ------------  ----------
    Total liabilities................................................................      581,127      606,087

Stockholder's equity:
  Preferred stock ($1 par value; 1,000 shares authorized, none issued)
  Common stock ($100 par value; 8,000 shares authorized, 2,497 shares issued
    and outstanding).................................................................          250          250
  Additional paid-in capital.........................................................      179,915      179,915
  Retained earnings..................................................................       33,496       29,074
  Foreign currency translation adjustment............................................       (5,731)      (4,958)
                                                                                       ------------  ----------
    Total Stockholder's Equity....................................................         207,930      204,281
                                                                                       ------------  ----------
Total Liabilities and Stockholder's Equity...........................................   $  789,057   $  810,368
                                                                                       ------------  ----------
                                                                                       ------------  ----------

                      See Notes To Consolidated Financial Statements

                            AAF-McQUAY INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (unaudited)
                                 (dollars in thousands)

                                                             Three Months Ended           Six Months Ended
                                                         --------------------------  --------------------------
                                                         December 31,  December 31,  December 31,  December 31,
                                                             1997          1996          1997          1996
                                                         ------------  ------------  ------------  ------------
Net Sales..............................................   $  233,380    $  231,818    $  478,506    $  458,911
Cost of Sales..........................................      171,596       170,875       349,635       336,059
                                                         ------------  ------------  ------------  ------------
Gross Profit...........................................       61,784        60,943       128,871       122,852
Operating Expenses:
  Selling, general and administrative..................       53,494        49,203       108,701        99,463
  Amortization of intangible assets....................        2,950         2,878         5,850         5,753
                                                         ------------  ------------  ------------  ------------
                                                              56,444        52,081       114,551       105,216
                                                         ------------  ------------  ------------  ------------
Income from operations.................................        5,340         8,862        14,320        17,636
Interest expense, net..................................        6,618         6,513        13,176        13,352
Other (income) expense, net............................       (7,181)          303        (7,333)          306
                                                         ------------  ------------  ------------  ------------
Income before income taxes.............................        5,903         2,046         8,477         3,978
Minority interest earnings (loss)......................         (115)          (99)         (241)          (35)
Income taxes...........................................        2,656         1,006         3,814         1,894
                                                         ------------  ------------  ------------  ------------
Net income.............................................   $    3,132    $      941    $    4,422    $    2,049
                                                         ------------  ------------  ------------  ------------
                                                         ------------  ------------  ------------  ------------

                       See Notes To Consolidated Financial Statements

                           AAF-McQUAY INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (unaudited)
                                 (dollars in thousands)

                                                                                          Six Months Ended
                                                                                    -----------------------------
                                                                                    December 31,   December 31,
                                                                                        1997           1996
                                                                                    ------------  ---------------
Cash flows from operating activities
  Net income......................................................................  $    4,422   $         2,049
  Adjustments to reconcile to cash from operating activities:
  Depreciation and amortization...................................................       13,374            12,745
  Foreign currency transaction (gains) losses.....................................          (24)              164
  Gain on sale of business........................................................       (6,626)                0
  Changes in operating assets and liabilities.....................................        5,147           (16,593)
                                                                                    ------------  ---------------
Net cash from operating activities................................................       16,293            (1,635)

Cash flows from investing activities:
  Capital expenditures, net.......................................................       (9,318)           (5,371)
  Proceeds from sale of business..................................................       17,133                 0
                                                                                    ------------  ---------------
Net cash from investing activities................................................        7,815            (5,371)

Cash flows from financing activities:
  Net repayments under short-term borrowing arrangements..........................       (6,015)           (3,730)
  Payments on long-term debt......................................................      (17,198)           (4,430)
                                                                                    ------------  ---------------
Net cash from financing activities................................................      (23,213)           (8,160)
Effect of exchange rate changes on cash...........................................         (178)              133
                                                                                    ------------  ---------------
Net increase (decrease) in cash and cash equivalents..............................          717           (15,033)
Cash and cash equivalents at beginning of period..................................       10,827            20,824
                                                                                    ------------  ---------------
Cash and cash equivalents at end of period........................................   $   11,544          $  5,791
                                                                                    ------------  ---------------
                                                                                    ------------  ---------------

                 See Notes To Consolidated Financial Statements

Notes To The Consolidated Financial Statements (Unaudited)

Note 1. Basis of Presentation:

    The consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All inter-company transactions have been eliminated. The accompanying unaudited consolidated financial statements contained herein have been prepared in accordance with generally accepted accounting principles for interim reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-K. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K (the "Annual Report") for the year ended June 30, 1997. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying financial statements reflect the statements of operations for the three and six month periods ended December 31, 1997 and December 31, 1996, the balance sheets at December 31, 1997, and June 30, 1997, and the consolidated statements of cash flows for the six months ended December 31, 1997 and December 31, 1996.

    The operating results for the six months ended December 31, 1997 are not necessarily indicative of the operating results that may be expected for the full year ending June 30, 1998. The Company's period end is the closest Saturday to the end of the month. For clarity in presentation all periods presented herein are shown to end on the last calendar day of the month.

Note 2. Inventories:

    Inventories consist of the following:


                                  December 31,         June 30,
(Dollars in thousands)              1997                1997
                                  -----------         ----------
FIFO Cost:
  Raw Materials.............     $   47,921           $   51,393
  Work-in-process...........         30,189               27,618
  Finished goods............         41,989               42,109
                                 ----------           ----------
                                    120,099              121,120
  LIFO adjustment...........          3,282                3,072
                                 ----------            ----------
                                 $  123,381           $  124,192
                                 ----------           ----------
                                 ----------           ----------

Note 3. Income Taxes:

    The difference between the Company's reported tax provision, for the second quarter and the six months ended December 31, 1997 and the comparable periods of the prior year, and the tax provision computed based on U.S. statutory rates is primarily attributed to nondeductible goodwill amortization and unbenefitted foreign losses.

Note 4. Employee Benefit Plans:

    In fiscal year 1997, the Company adopted a Stock Option Plan which provides for the grant of non-qualified stock options to certain members of the management team and key employees to purchase the common stock of the Company's parent AAF-McQuay Group, Inc. In November, the Company granted options for approximately 4.7% of AAF-McQuay Group, Inc.'s outstanding shares.

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

    On January 29, 1997, the Company instituted an action before the American Arbitration Association in Dallas, Texas, to enforce the Company's rights to indemnification of all its claimed losses. On January 26, 1998, the arbitration panel issued its ruling which, among other things, limited the right of the Company to recover certain environmental losses. The panel held that the Company is entitled to include as indemnified losses only those remediation and related expense paid on or before May 2, 1999. The Company's estimate of costs associated with the environmental, tax and litigation indemnified matters is accrued if, in management's judgment, the likelihood of loss is probable. The accrual is included in non-current liabilities.

    Environmental Matters:

    The Company is subject to potential liability under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (CERCLA), and other federal, state and local statutes and regulations governing the discharge of pollutants into the environment and the handling and disposal of hazardous substances and waste. These statutes and regulations, among other things, impose potential liability on the Company for the cost of remediation of contamination arising from the Company's past and present operations and from former operations of other entities at sites later acquired and now owned by the Company. Many of the Company's facilities have operated for many years, and substances which are or might be considered hazardous were generated, used, and disposed of at some locations, both on- and off-site. Therefore, it is possible that environmental liabilities in addition to those described in note 12 of the Annual Report may arise in the future. The Company records liabilities if, in management's judgment, environmental assessments or remedial efforts are probable and the costs can be reasonably estimated. These accrued liabilities are not discounted. Such estimates are adjusted if necessary based upon the completion of a formal study or the Company's commitment to a formal plan of action. The Company believes that all significant environmental matters related expenses paid on or before May 2, 1999 are subject to the indemnification agreement with the former owners of the Predecessor Company described above.

    The Company is currently a plaintiff in several legal suits, assessing insurance coverage, or pursuing other actions in an attempt to recover the cost associated with above liabilities. No amounts have been recorded in the accompanying Consolidated Balance Sheets relating to any such possible recoveries.

    Income Tax:

    The Predecessor Company's U.S. federal income tax returns for the taxable years ending in 1987, 1988, 1989 and 1990 have been examined by the Internal Revenue Service. Adjustments to the taxable income for each of these years have been proposed. Portions of the resulting tax liabilities would be imposed directly on the Company or its subsidiaries, and the Company may be obligated under the tax indemnification agreement to make payments to the former owners of the Predecessor Company to allow them to defray the remainder of the tax liabilities which would be imposed on them under Subchapter S of the Internal Revenue Code. That agreement may also entitle the Company to payments from the former shareholders of certain tax benefits which the former owners may realize. Payments by the Company under the tax indemnification agreement are indemnified losses under the purchase agreement (as discussed above), and receipts by the Company from the former owners, as well as certain other future tax benefits which the Company may realize on its own tax returns may have to be subtracted from losses which are subject to indemnification.

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

Item 2.     Management's Discussion And Analysis of Financial Condition
                                And Results of Operations

    Results of Operations:

    Net Sales

    Consolidated net sales were $233.4 million and $478.5 million for the quarter and six months ended December 31, 1997. This represented an increase in net sales of 0.7% for the quarter and 4.3% for the half year as compared to the comparable periods in the prior year. Both the Commercial Air Conditioning and Refrigeration and the Filtration Products segments reported higher net sales for the half year versus the comparable period in the prior year despite the decrease in the Filtration Products segment second quarter sales versus the comparable period in the prior year. The following table presents the Company's revenues by business segment.

                                                           Quarter Ended                Six Months Ended
                                                      --------------------------   ----------------------------

                                                      December 31,  December 31,    December 31,   December 31,
(Dollars in thousands)                                   1997          1996             1997            1996
                                                      -----------  -------------   -------------   ------------
Net sales:
Commercial Air Conditioning and Refrigeration.......  $  144,670   $  143,209      $  302,254      $  288,584
Filtration Products.................................      92,007       92,774         181,945         178,048
Eliminations/ other.................................      (3,297)      (4,165)         (5,693)         (7,721)
                                                      ----------   ----------      ----------      ----------
  Total.............................................  $  233,380   $  231,818      $  478,506      $  458,911
                                                      ----------   ----------      ----------      ----------
                                                      ----------   ----------      ----------      ----------

    Commercial Air Conditioning and Refrigeration net sales increased $1.5 million or 1.0% to $144.7 million for the second quarter of fiscal year 1998 and increased $13.7 million or 4.7% to $302.3 million for the six months ended December 31, 1997 versus the comparable periods ended December 31, 1996. Domestic sales increased slightly for the second quarter and increased $5.9 million or 2.8% for the first half year as compared to the comparable periods in the prior year. Applied air handling products net sales increased 10.9% and 8.1% for the second quarter and six month period ended December 31, 1997 versus the comparable periods in the prior year. Strong market demand for the air handling rooftop product continued from the first quarter of fiscal year 1998 with demand for new air handling products increasing volume $1.2 million and $2.3 million for the second quarter and first half of fiscal year 1998, respectively. Chiller sales increased 3.1% for the first half of fiscal year 1998 versus the comparable period in the prior year due to increased exports to the Asian market and introductions of new dual chiller products in the first quarter despite reduced second quarter volume. Chiller products experienced lower demand in the second quarter versus the comparable period in the prior year due to manufacturing inefficiencies experienced by the start up of new air handling products in fiscal year 1997 as noted in the Company's Annual Report. Additionally, a newly established sales office contributed net sales of $1.8 million and $4.5 million for the quarter and six months ended December 31, 1997, respectively. The sale of the industrial fan business in October 1997 resulted in sales volume loss of $3.1 million and $2.5 million for the quarter and six month period ended December 31, 1997, respectively, as compared to the comparable periods in the prior year. Export sales to Asia are expected to slow due to weakening Asian market conditions. In the Commercial Air Conditioning and Refrigeration business segment, international sales volume decreased 1.2% for the second quarter of fiscal year 1998 versus the second quarter of fiscal year 1997 primarily due to unfavorable currency variances experienced in the current half year. Two large refrigeration contracts in the first quarter, strong chiller sales in the UK and Italy and increased market demand in the Middle East combined to increase international sales $7.8 million or 8.8% for the half year versus the prior year despite an unfavorable currency impact of $3.5 million. Backlog for the Commercial Air Conditioning and Refrigeration segment was $128.4 million at the end of the second quarter of fiscal year 1998 as compared to $147.9 million and $156.0 million at the end of the second quarter and fiscal year end 1997, respectively. The decreased backlog is attributable to lower lead times throughout the business segment.

    Filtration Products net sales decreased slightly for the second quarter compared to the prior year while net sales for the six month period ending December 31, 1997 increased $3.9 million or 2.2%. Compared to the comparable periods in the prior year, domestic net sales decreased 9.1% and 6.1% for the second quarter and half year ended December 31, 1997. During the same periods, international sales increased 8.2% and 10.9%, respectively. The decreases in domestic sales for the second quarter and the first half of fiscal year 1998 versus the comparable periods of the prior year were the result of an overall weak clean room filter market, the impact of longer life filter products in the transportation unit and the relative flatness in retail markets. Additionally, lower sales volume in environmental products due to soft market conditions contributed to the decrease. European sales increased 10.4% the second quarter and 6.9% the first half of fiscal year 1998 compared to the second quarter and first half of fiscal year 1997. The increase is attributable to volume increases in environmental products resulting from the acquisition of an engineering company in the third quarter of fiscal year 1997 and a large air pollution control contract in France in the current year. Asian sales volume increased $1.5 million for the second quarter and $7.0 million for the six month period ended December 31, 1997 as compared to the comparable periods in fiscal year 1997 as both air filtration and the environmental products businesses continued to grow in the market. Management believes this trend may slow during the remainder of the current fiscal year due to the poor economic conditions currently being experienced in the Asian market. Sales volume increases in the European and Asian markets were diluted by unfavorable currency rates for both the second quarter and six months ended December 31, 1997.

     Gross Profit

    Consolidated gross margin was flat versus the prior year's comparable periods for both the second quarter and six month period ended December 31, 1997 at $61.8 million or 26.5% of sales and $128.9 million or 26.9% respectively. In the Commercial Air Conditioning and Refrigeration segment, gross profit as a percentage of sales increased 1.1 and 1.4 percentage points in the second quarter and first half of fiscal year 1998 versus the comparable periods of fiscal year 1997. Gains in gross margin resulted from increased prices in the chiller market, increased sales volume from new air handling products and higher prices and improved product mix in the terminal air conditioning market. These gains were partially offset by lower margin product sales in the international market and a changing commission structure. In the Filtration Products businesses, product mix and pricing pressures aimed at gaining market share in both the air filtration and environmental product lines contributed to decreases of 1.1 percentage points in the second quarter and 1.4 percentage points for the six months ended December 31, 1997 versus the comparable periods in the prior year.

     Operating Expenses

    Operating expenses were $56.4 million or 24.2% of sales for the second quarter of fiscal year 1998 versus $52.1 million or 22.5% of sales for the second quarter of fiscal year 1997. For the six months ended December 31, 1997, operating expenses were $114.6 or 23.9% of sales versus $105.2 or 22.9% for the comparable period in the prior year. Operating expenses increased primarily due to acquisitions made during the second half of fiscal year 1997. General and administrative expenses have increased primarily due to information technology costs associated with upgrading software systems to improve business performance. During the second quarter of fiscal year 1998, expenses relating to the granting of options under the Stock Option Plan approved in fiscal year 1997 were incurred. Additionally, volume related expenses in the Commercial Air Conditioning and Refrigeration business segment and increased warranty expenses in both the Commercial Air Conditioning and Refrigeration and Filtration Products segments during the second quarter and first half of fiscal year 1998 contributed to increased operating expense. These increases were reduced by Company wide cost containment measures and decreased field service expenses in the Filtration Products segment. The Company continues to incur certain strategic expenses to enhance its position in the global market.

     Income From Operations

    Income from operations for the second quarter was $5.3 million or 2.3% of sales and $8.9 million or 3.8% of sales for fiscal years 1998 and 1997, respectively. For the six month periods ending December 31, 1997 and December 31, 1996, income from operations was $14.3 million or 3.0% of sales and $17.6 million or 3.8% of sales, respectively. The Commercial Air Conditioning and Refrigeration segment had increases in income from operations in the second quarter and the six month period ended December 31, 1997 versus the comparable periods in the prior year. The Filtration Products segment had decreases in income from operations for the second quarter and six month period ended December 31, 1997 as compared to the comparable periods in fiscal year 1997.

    Net Interest Expenses and Other (Income) Expense

    Net interest expense was $6.6 million and $13.2 million during the second quarter and six months ended December 31, 1997 and was relatively flat compared to fiscal year 1997 expenses at $6.5 million and $13.4 million for the comparable periods. This resulted from reduced borrowing levels offset by higher interest rates. Net other income was $7.2 million and $7.3 million for the quarter and six month period ended December 31, 1997 versus net other expense of $0.3 million and $0.3 million for the comparable periods ended December 31, 1996. The increase in other income was primarily attributable to the gain on the sale of the industrial fan business. Additionally, other income resulted from currency gains and income from equity affiliates during the period.

     Liquidity And Capital Resources

    The Company's liquidity needs are provided by cash generated from operating activities and supplemented when necessary by short-term credit facilities. During the first six months of fiscal year 1998, funds provided by operating activities were $16.3 million as compared to net cash used by operations of $1.6 million in the prior year for the comparable period. The increase in cash provided by operating activities for the first half of fiscal year 1998 reflects slightly higher net income and lower working capital requirements which are largely due to the sale of the net assets of the Company's industrial fan business which was completed in October 1997. During the first six months of fiscal year 1998, the Company expended approximately $4.6 million on improving its information technology systems which represents nearly 50% of the $9.3 million in capital expenditures. Favorable cash flow during the first half of the year combined with the net proceeds from the asset sale resulted in debt obligations being reduced by $23.2 million which comprises cash used by financing activities.

    During the first quarter of fiscal year 1998, the Company amended its bank credit facility to restate certain financial covenants. In addition, the revolving credit portion of the bank credit facility was reduced from $100 million to $80 million. At the end of the second quarter of fiscal year 1998, the Company had approximately $58 million in additional borrowing capacity under the amended revolving credit facility.

    During fiscal year 1997, the Company entered into an agreement to sell the net assets of the industrial fan business. The sale transaction was completed during the second quarter of fiscal year 1998 with the proceeds used to reduce debt. The Company does not believe that the sale of the industrial fan business will have a material effect on the Company's future financial results. On an ongoing basis the Company strives to evaluate its various businesses and product lines with the objective to enhance shareholder value. Consistent with this strategy, the Company intends to pursue global business opportunities that are synergistic with the Company's core businesses or exit low value added or non-synergistic operations.

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

Forward-Looking Statements

    When used in this report by management of the Company, from time to time, the words "believes", "anticipates", and "expects" and similar expressions are intended to identify forward-looking statements that involve certain risks and uncertainties. A variety of factors could cause actual results to differ materially from those anticipated in the Company's forward-looking statements, some of which include risk factors previously discussed in this and other SEC reports filed by the Company. These risk factors include, however are not limited to, general economic conditions, environmental laws and regulations, the weakening Asian markets, unforeseen competitive pressures, warranty expenses and market acceptance of new products. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date thereof. The Company undertakes no obligation to publicly release the results of any events or circumstances after the date hereof to reflect the occurrence of unanticipated events.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

    Pursuant to a mediation on December 16, 1997, the Company is currently attempting to settle with its primary insureer with respect to environmental cleanup costs at its Scottsboro, Alabama manufacturing facility. The Company has filed suit against its excess insurers in connection with this facility and trial has been scheduled for June 1998.

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

                                  AAF-MCQUAY INC.


DATE February 6, 1998             By: /S/ ANDREW R. MORRISON
     ----------------                 ----------------------
                                      Andrew R. Morrison
                                      Chief Financial Officer

DATE February 6, 1998                 /S/ BRUCE D. KRUEGER
     ----------------                 --------------------
                                      Bruce D. Krueger
                                      Controller
                                      (Principal Accounting Officer)

                                  Exhibit Index


Number                          Description
------                          -----------
 27                             Financial Data Schedule

                                       15