Form 10-Q
period 1998-03-28
AAF MCQUAY INC
filed 1998-05-12
CIK 1005272

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                      FORM 10-Q

(Mark One)


[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 28, 1998
                                ----------------
                                     OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934


For the transition period from  _______ to _______


Commission file number: 33-80701



                                    AAF-MCQUAY INC.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           Delaware                              41-0404230
       ----------------                       ----------------
(State or Other Jurisdiction of        (I.R.S. Employer Identification No.)
Incorporation or Organization)


111 South Calvert Street, Baltimore, Maryland               21202
---------------------------------------------            ----------
(Address of Principal Executive Offices)                 (Zip Code)



Registrant's telephone number, including area code  (410) 528-2755
                                                    --------------

                                    Not applicable
-------------------------------------------------------------------------------
Former Name, Former Address and Formal Fiscal Year, if Changed Since
Last Report.


Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X      No
                                       ----       ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,497 shares of Common Stock, par value $100.00 per share, were outstanding as of May 8, 1998.

                               INDEX

                AAF-MCQUAY INC. AND SUBSIDIARIES

                                                                       Page
                                                                       -----

Part I -   Financial Information ....................................     3
------


Item 1.    Financial Statements (unaudited) .........................     3


           Consolidated Balance Sheets as of  -
           March 31, 1998 and June 30, 1997..........................     3

           Consolidated Statements of Operations -
           Three months and nine months ended
           March 31, 1998 and March 31, 1997.........................     4

           Condensed Consolidated Statements of Cash Flows -
           Nine months ended March 31, 1998 and March 31, 1997.......     5

           Notes to the Consolidated Financial Statements............     6


Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations.......................     9

Part II -  Other Information ........................................    13
-------

Item 1.    Legal Proceedings  .......................................    13

Item 6.    Exhibits and Reports on Form 8-K .........................    13

           Signatures................................................    14

PART I:     FINANCIAL INFORMATION

Item 1.     Financial Statements

                         AAF-McQUAY INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                     (dollars in thousands, except share data)


                                                March 31,       June 30,
                                                   1998           1997
                                                ----------      --------
                                               (unaudited)
              ASSETS:

Current Assets:
  Cash and cash equivalents..................   $  10,156       $  10,827
  Accounts receivable........................     221,230         233,405
  Inventories................................     125,793         124,192
  Other current assets.......................       6,355           6,858
                                                ---------       ---------
    Total current assets.....................     363,534         375,282

Property, plant and equipment, net...........     148,602         150,214

Cost in excess of net assets acquired and
  other intangibles, net.....................     257,077         266,784
Other assets and deferred charges............      18,180          18,088
                                                ---------       ---------
    Total assets                                $ 787,393       $ 810,368
                                                ---------       ---------
                                                ---------       ---------

  LIABILITIES AND STOCKHOLDERS EQUITY:

Current liabilities:
  Short-term borrowings......................   $  51,823       $  58,703
  Current maturities of long-term debt.......      10,398          12,091
  Accounts payable, trade....................     113,838         116,877
  Accrued warranty...........................      14,417          12,979
  Other accrued liabilities..................      82,388          86,369
                                                ---------       ---------
    Total current liabilities................     272,864         287,019

Long-term debt...............................     198,836         217,030
Other liabilities............................     107,687         102,038
                                                ---------       ---------
    Total liabilities........................     579,387         606,087

Stockholder's equity:
  Preferred stock ($1 par value;
    1,000 shares authorized, none issued)....        --               --
  Common stock ($100 par value; 8,000 shares
    authorized, 2,497 shares issued and
    outstanding)..............................        250             250
  Additional paid-in capital..................    179,915         179,915
  Retained earnings...........................     34,471          29,074
  Foreign currency translation adjustment.....     (6,630)         (4,958)
                                                ---------       ---------
    Total stockholder's equity................    208,006         204,281

Total liabilities and stockholder's equity....  $ 787,393       $ 810,368
                                                ---------       ---------
                                                ---------       ---------


                See Notes To Consolidated Financial Statements

                         AAF-McQUAY INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                             (dollars in thousands)


                                      Three months ended     Nine months ended
                                     --------------------  --------------------

                                     March 31,  March 31,  March 31,  March 31,
                                       1998       1997       1998       1997
                                     ---------  ---------  ---------  ---------
Net Sales..........................  $ 230,882  $ 227,441  $ 709,388  $ 686,352
Cost of Sales......................    168,975    164,750    518,610    500,809
                                     ---------  ---------  ---------  ---------
Gross Profit.......................     61,907     62,691    190,778    185,543

Operating Expenses:
  Selling, general and
   administrative..................     50,916     50,378    159,617    149,841
  Amortization of intangible assets      2,917      2,880      8,768      8,633
                                     ---------  ---------  ---------  ---------
                                        53,833     53,258    168,385    158,474
                                     ---------  ---------  ---------  ---------
Income from operations.............      8,074      9,433     22,393     27,069
Interest expense, net..............      6,103      6,229     19,279     19,581
Other (income) expense, net........        173        198     (7,162)       502
                                     ---------  ---------  ---------  ---------

Income before income taxes.........      1,798      3,006     10,276      6,986
Minority interest earnings (loss)..        (16)      (325)      (257)      (361)
Income taxes.......................        810      1,412      4,622      3,307
                                     ---------  ---------  ---------  ---------
Net income.........................  $     972  $   1,269  $   5,397  $   3,318
                                     ---------  ---------  ---------  ---------
                                     ---------  ---------  ---------  ---------





                See Notes To Consolidated Financial Statements

                         AAF-McQUAY INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                            (dollars in thousands)




                                               Nine months ended
                                             ----------------------
                                             March 31,    March 31,
                                               1998         1997
                                             ---------    ---------
Cash flows from operating activities:
  Net income...............................  $   5,397    $   3,318
  Adjustments to reconcile to cash from
    operating activities:
  Depreciation and amortization............     20,049       19,127
  Foreign currency transaction
    (gains) losses.........................        (30)         491
  Gain on sale of business.................     (6,626)        --
  Changes in operating assets and
    liabilities............................      7,726       (6,011)
                                             ---------     ---------
Net cash from operating activities.........     26,516       16,925

Cash flows from investing activities:
  Capital expenditures, net................    (17,349)      (8,914)
  Proceeds from sale of business...........     17,133         --
                                             ---------     ---------
Net cash from investing activities.........       (216)      (8,914)

Cash flows from financing activities:
  Net repayments under short-term
    borrowing arrangements................      (6,880)     (15,128)
  Payments on long-term debt..............     (19,886)      (7,603)
  Proceeds from issuance of
    long-term debt........................       --           1,940
                                             ---------     ---------
Net cash from financing activities........     (26,766)     (20,791)
Effect of exchange rate changes on cash...        (205)         141
                                             ---------     ---------
Net decrease in cash and cash equivalents.        (671)     (12,639)
Cash and cash equivalents at
  beginning of period.....................      10,827       20,824
                                             ---------     ---------
Cash and cash equivalents at end
  of period...............................   $  10,156    $   8,185
                                             ---------     ---------
                                             ---------     ---------




                See Notes To Consolidated Financial Statements

Notes to the Consolidated Financial Statements (unaudited)

Note 1.  Basis of Presentation:

     The consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All inter-company transactions have been eliminated. The accompanying unaudited consolidated financial statements contained herein have been prepared in accordance with generally accepted accounting principles for interim reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-K. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K (the "Annual Report") for the year ended June 30, 1997. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying financial statements reflect the statements of operations for the three and nine month periods ended March 31, 1998 and March 31, 1997, the balance sheets at March 31, 1998 and June 30, 1997, and the consolidated statements of cash flows for the nine months ended March 31, 1998 and March 31, 1997.

     The operating results for the nine months ended March 31, 1998 are not necessarily indicative of the operating results that may be expected for the full year ending June 30, 1998. The Company's period end is the closest Saturday to the end of the month For clarity in presentation all periods presented herein are shown to end on the last calendar day of the month.

     In March 1998, the AICPA issued SOP 98-1, Accounting for the Costs of Computer Software Developed for or Obtained for Internal Use (SOP 98-1). SOP 98-1 requires that qualifying computer software costs incurred during the applications developmental stage be capitalized and amortized over the software's estimated useful life. The Company has adopted the SOP 98-1 requirements effective July 1, 1997, the beginning of fiscal year 1998.
Internal payroll and payroll related cost of employees, that were expensed under the Company's prior accounting policy, of $1.3 million were capitalized during the quarter ended March 31, 1998. Prior quarters have not been restated as the effect on the financial statements were not material.

Note 2.  Inventories:

     Inventories consist of the following:


                                             March 31,     June 30,
                                               1998          1997
                                             ---------    ---------
(dollars in thousands)
    FIFO Cost:
      Raw Materials......................    $  43,977    $  51,393
      Work-in-process....................       37,370       27,618
      Finished goods.....................       41,138       42,109
                                             ---------    ---------
                                               122,485      121,120
    LIFO adjustment......................        3,308        3,072
                                             ---------    ---------
                                             $ 125,793    $ 124,192
                                             ---------    ---------
                                             ---------    ---------


Note 3.  Income Taxes:

     The difference between the Company's reported tax provision, for the third quarter and the nine months ended March 31, 1998 and the comparable periods of the prior year, and the tax provision computed based on U.S. statutory rates is primarily attributed to nondeductible goodwill amortization and unbenefitted foreign losses.

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

     On January 29, 1997, the Company instituted an action before the American Arbitration Association in Dallas, Texas, to enforce the Company's rights to indemnification of all its claimed losses. On January 26, 1998, the arbitration panel issued its ruling which, among other things, limited the right of the Company to recover certain environmental losses. The panel held that the Company is entitled to include as indemnified losses only those remediation and related expenses paid on or before May 2, 1999. The Company's estimate of costs associated with the environmental, tax and litigation indemnified matters is accrued if, in management's judgment, the likelihood of loss is probable. The accrual is included in non-current liabilities.

  Environmental Matters:

     The Company is subject to potential liability under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (CERCLA), and other federal, state and local statutes and regulations governing the discharge of pollutants into the environment and the handling and disposal of hazardous substances and waste. These statutes and regulations, among other things, impose potential liability on the Company for the cost of remediation of contamination arising from the Company's past and present operations and from former operations of other entities at sites later acquired and now owned by the Company. Many of the Company's facilities have operated for many years, and substances which are or might be considered hazardous were generated, used, and disposed of at some locations, both on- and off-site. Therefore, it is possible that environmental liabilities in addition to those described in note 12 of the Annual Report may arise in the future. The Company records liabilities if, in management's judgment, environmental assessments or remedial efforts are probable and the costs can be reasonably estimated. These accrued liabilities are not discounted. Such estimates are adjusted if necessary based upon the completion of a formal study or the Company's commitment to a formal plan of action. The Company believes that all significant environmental remediation expenses paid on or before May 2, 1999 are subject to the indemnification agreement with the former owners of the Predecessor Company described above.

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

     Litigation:

     The United States Court of Appeals for the Fifth Circuit has upheld summary judgment in favor of the Company's insurance companies with regard to environmental remediation expenses at the Visalia, California, manufacturing site previously operated by a predecessor to the Company. The Company has elected not to appeal to the United States Supreme Court and, therefore, is not entitled to additional recovery from its insurance carriers with respect to this site.

     The Company has settled its claims against its excess insurer for reimbursement of environmental remediation expenses at its former manufacturing facility in Wilmington, North Carolina, in exchange for a payment by its excess insurer of $3,000,000 which was received by the Company in February 1998. The Company has filed a lawsuit against its insurers in connection with its environmental clean up expenses at its Scottsboro, Alabama, manufacturing facility, and trial has been scheduled for June 1998. The Company has settled its claim against one defendant insurance company in exchange for its payment to the Company of $400,000 which was received by the Company in February 1998. The Company's claims against the other insurance companies remain intact. Insurance settlements are subject to the indemnification agreement; accordingly, the settlement payments have not been included in the Company's earnings.

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

Item 2.             Management's Discussion and Analysis of Financial Condition
                                     and Results of Operations

     Results of Operations:

     The Company's period end is the closest Saturday to the end of the month. For clarity in presentation all periods presented herein are shown to end on the last calendar day of the month. Unless otherwise indicated, all references to years are to the Company's fiscal year ending on the closest Saturday to the end of June.

     Net Sales

     Consolidated net sales were $230.9 million and $709.4 million for the quarter and nine months ended March 31, 1998, respectively. This represents an increase in net sales, as compared to the comparable periods in the prior year, of $3.4 million or 1.5% for the third quarter and $23.0 million or 3.4% for the nine months ended March 31, 1998. The following table presents the Company's revenues by business segment.



(dollars in thousands)



                                   Quarter ended                 Nine months ended
                              -------------------------     ---------------------------
                              March 31,       March 31,      March 31,       March 31,
                                1998            1997           1998            1997
                              --------        --------       ---------       ---------
Net sales:
Commercial Air
  Conditioning and
  Refrigeration ..........  $ 148,100         $ 143,021      $ 450,354       $ 431,605
Filtration Products ......     86,544            88,788        268,489         266,836
Eliminations/other .......     (3,762)           (4,368)        (9,455)        (12,089)
                            ----------        ----------     ----------      ----------
  Total ..................  $ 230,882         $ 227,441      $ 709,388       $ 686,352
                            ----------        ----------     ----------      ----------
                            ----------        ----------     ----------      ----------



     Commercial Air Conditioning and Refrigeration net sales increased $5.1 million or 3.6% and $18.7 million or 4.3% for the quarter and nine month period ended March 31, 1998, respectively, as compared to the comparable 1997 periods. This net sales growth was achieved despite the sale of the industrial fan business in October of 1997 which contributed net sales of $4.7 million and $7.2 million for the third quarter and nine month period ended March 31, 1997. Domestic net sales increased 3.5% for the third quarter and 3.1% for the nine month period ended March 31, 1998 as compared to the comparable periods in the prior year. Applied air handling net sales increased 19.2% and 11.7% for the third quarter and nine month period ended March 31, 1998 versus the comparable periods in the prior year. Market demand for both the air handling rooftop products and new air handling products continued to grow with net sales increasing $2.9 million for the third quarter and $7.7 million for the nine months ended March 31, 1998, respectively, versus the comparable periods ended March 31, 1997. Terminal products net sales increased 11.8% in the third quarter of 1998 and 2.2% for the nine months ended March 31, 1998 due to increased prices and market demand as compared to the comparable periods in the prior year. The sales office established by the Company in the first quarter contributed $1.9 million and $6.0 million in net sales during the third quarter and nine month period ended March 31, 1998. Chiller net sales increased slightly for the third quarter of 1998 and 2.2% for the nine month period ended March 31, 1998 versus the comparable periods in the prior year as demand for the dual screw chiller products continued, offset by reduced exports to the Asian market during the third quarter of 1998. The majority of the Commercial Air Conditioning and Refrigeration segment's exports to the Asian market are Chiller products. Accordingly, the Company expects net sales to the Asian market to slow as a result of the weak economic conditions being experienced in the region. International net sales for the Commercial Air Conditioning and Refrigeration segment increased slightly for the third quarter and 6.1% for the nine month period ended March 31, 1998 as compared to the comparable periods in the prior year. For the third quarter, net sales increases in the refrigeration business were offset by decreased net sales in France resulting from non-recurring projects in 1997 and an unfavorable currency translation of $1.5 million. Two large refrigeration contracts in the first quarter, strong chiller sales in the UK and Italy and increased market demand in the Middle East combined to increase net sales for the nine month period ended March 31, 1998 versus the comparable period ended March 31, 1997 despite an unfavorable currency translation of $6.6 million for the nine month period. Backlog for the Commercial Air Conditioning and Refrigeration segment was $145.7 million at the end of the third quarter of 1998 as compared to $150.1 million and $152.9 million at the end of the third quarter and year end of 1997, respectively, as restated to exclude the industrial fan business.

     Filtration Products net sales decreased $2.3 million or 2.5% for the third quarter compared to the third quarter of the prior year while net sales for the nine month period ended March 31, 1998 increased slightly versus the nine month period ended March 31, 1997. Domestic net sales decreased 9.7% and 7.2% for the third quarter and nine month period ended March 31, 1998, respectively, as compared to the comparable periods in the prior year. The decrease in domestic net sales for the third quarter and nine month period ended March 31, 1998 versus the comparable periods in 1997 was the result of an overall weak clean room filter market, the loss of market share in the transportation unit and the relative flatness in the filter retail markets. Additionally, soft market conditions resulting in lower net sales in environmental products contributed to the decrease. International net sales in the Filtration Products segment increased 4.7% and 8.9% for the third quarter and nine month period ended March 31, 1998, respectively, versus the comparable periods in the prior year despite unfavorable currency translation of $3.4 million and $12.7 million, respectively. European net sales increases of 17.0% and 10.4% for the third quarter and nine month period ended March 31, 1998 as compared to the comparable periods in the prior year are attributable to increased market demand and the acquisition of an engineering company in the third quarter of 1997. Asian net sales decreased for the third quarter as weak economic conditions in the Asian market continue. For the nine month period ended
March 31, 1998, net sales increased versus the comparable period in 1997 resulting from strong sales in the first half of the year. Due to the weak economic conditions in the Asian market, management believes that the lower sales activity in the Asian market will continue throughout the year.

     Gross Profit

     Consolidated gross margins decreased to 26.8% from 27.6% as a percentage of net sales for the third quarter of 1998 versus the third quarter of 1997. For the nine month period ended March 31, 1998, consolidated gross margin was relatively flat compared to the prior year at 26.9%. In the Commercial Air Conditioning and Refrigeration segment, gross margin as a percentage of net sales remained flat for the third quarter and increased 0.9 percentage points for the nine month period ended March 31, 1998 as compared to the comparable periods in the prior year. Gains in the gross margin percentage as a percentage of net sales resulted from increased prices in the chiller and terminal products markets, increased sales volume from new air handling products and product mix in the terminal products market. In the Filtration Products segment, product mix and pricing strategies aimed at gaining market share in the air filtration and environmental product lines contributed to decreases of 1.1 percentage points and 1.3 percentage points for the third quarter and nine month period ended March 31, 1998, respectively, as compared to the comparable periods in the prior year.

     Operating Expenses

     Operating expenses were $53.8 million or 23.3% of net sales for the third quarter of 1998 versus $53.3 million or 23.4% of net sales for the third quarter of 1997. For the nine months ended March 31, 1998, operating expenses were $168.4 million or 23.7% of net sales versus $158.5 million or 23.1% of net sales for the comparable period in the prior year. Operating expense increases are primarily attributable to acquisitions made in the second half of 1997 which were partially offset by the sale of the industrial fan business in the second quarter of 1998. General and administrative expenses have increased due to information technology costs associated with upgrading software systems to improve business performance and expenses related to the stock option plan. Increases in selling and warranty expenses resulting from increased volume in the Commercial Air Conditioning and Refrigeration segment were partially offset by Company wide spending control measures. The Company remains committed to strategic initiatives to enhance its position in the global market and continues to incur expenses related to these initiatives.

     Income from Operations

     Income from operations was $8.1 million or 3.5% of net sales and $9.4 million or 4.1% of net sales for the third quarters of 1998 and 1997, respectively. For the nine months ended March 31, 1998 and March 31, 1997, income from operations was $22.4 million or 3.2% of net sales versus $27.1 million or 3.9% of net sales, respectively. The Commercial Air Conditioning and Refrigeration segment had a decrease in income from operations for the third quarter and a slight increase in income from operations for the nine month period ended
March 31, 1998 as compared to the comparable periods in the prior year.
The Filtration Products segment had an increase in income from operations during the third quarter of 1998, as compared to the same period in 1997, however, had a decrease for the nine month period ended March 31, 1998 versus the nine month period ended March 31, 1997.

     Net Interest Expenses and Other (Income) Expense

     Net interest expense was $6.1 million and $19.3 million during the third quarter and nine months ended March 31, 1998, a decrease of $0.1 million and $0.3 million, respectively, as compared to the comparable periods in the prior year. The decrease in interest expense results from reduced borrowing levels for 1998. Net other expense was not material in the third quarters of 1998 and 1997. Net other income was $7.2 million for the nine month period ended March 31, 1998 versus net other expense of $0.5 million for the nine month period ended March 31, 1997. This increase is primarily attributable to the gain on the sale of the industrial fan business in the second quarter of 1998 and includes income from equity affiliates throughout the year.

     Other Matters

     On March 31, 1998, the union contract at the Reed facility in Louisville, Kentucky expired and at midnight the workers went on strike. The Company has issued a Workers Adjustment and Retraining Notification Act (WARN) notice letter to the union stating that the Company has tentatively decided to close permanently the Reed facility beginning June 26, 1998, due to unforeseen business circumstances, which involve the unexpected work stoppage and adverse economic conditions. The Company is continuing negotiations with the union and exploring other strategic alternatives. The effect on the Company's financial statements is uncertain due to factors such as the length of the work stoppage.

     Liquidity and Capital Resources

     The Company's liquidity needs are provided by cash generated from operating activities and supplemented when necessary by short-term credit facilities. During the first nine months of 1998, funds provided by operating activities were $26.5 million as compared to $16.9 million in the prior year for the comparable period. The increase in cash provided by operating activities for the first nine months of 1998 reflects slightly higher net income and lower working capital requirements which are largely due to the sale of the net assets of the Company's industrial fan business which was completed in October 1997. During the first nine months of 1998, the Company expended approximately $9.4 million on improving its information technology systems which represents nearly 54% of the $17.3 million in capital expenditures. Favorable cash flow during the nine months ended March 31, 1998 combined with the net proceeds from the asset sale resulted in debt obligations being reduced by $26.8 million which comprises cash used by financing activities.

     During the first quarter of 1998, the Company amended its bank credit facility to restate certain financial covenants. In addition, the revolving credit portion of the bank credit facility was reduced from $100 million to $80 million. At the end of the third quarter of 1998, the Company had approximately $57 million in additional borrowing capacity under the amended revolving credit facility.

     During 1997, the Company entered into an agreement to sell the net assets of the industrial fan business. The sale transaction was completed during the second quarter of 1998 with the proceeds used to reduce debt. The Company does not believe that the sale of the industrial fan business will have a material effect on the Company's future financial results. On an ongoing basis the Company strives to evaluate its various businesses and product lines with the objective to enhance shareholder value. Consistent with this strategy, the Company intends to pursue global business opportunities that are synergistic with the Company's core businesses or exit low value added or non-synergistic operations.

     Management believes, based upon current levels of operations and forecasted earnings, that cash flow from operations, together with borrowing capacity available under the bank credit facility, will be adequate to make payments of principal and interest on debt, to permit anticipated capital expenditures and to fund working capital requirements and other cash needs for the forseeable future. Nevertheless, the Company expects to remain leveraged to a significant extent and expects its debt service obligations to continue to be substantial. If the Company's sources of funds were to fail to satisfy the Company's requirements, the Company may need to amend or refinance its existing debt or obtain additional financing. There is no assurance that any such new financing alternatives would be available, and, in any case, such new financing
(if available) would be expected to be more costly and burdensome than the debt agreements currently in place.

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

PART II:    OTHER INFORMATION

Item 1.  Legal Proceedings

     On January 29, 1997, the Company instituted an action before the American Arbitration Association in Dallas, Texas, to enforce the Company's rights to indemnification of all its claimed losses. On January 26, 1998, the arbitration panel issued its ruling which, among other things, limited the right of the Company to recover certain environmental losses. The panel held that the Company is entitled to include as indemnified losses only those remediation and related expenses paid on or before May 2, 1999.

     The United States Court of Appeals for the Fifth Circuit has upheld summary judgment in favor of the Company's insurance companies with regard to environmental remediation expenses at the Visalia, California, manufacturing site previously operated by a predecessor to the Company. The Company has elected not to appeal to the United States Supreme Court and, therefore, is not entitled to additional recovery from its insurance carriers with respect to this site.

     The Company has settled its claims against its excess insurer for reimbursement of environmental remediation expenses at its former manufacturing facility in Wilmington, North Carolina, in exchange for a payment by its excess insurer of $3,000,000 which was received by the Company in February 1998. The Company has filed a lawsuit against its insurers in connection with its environmental clean up expenses at its Scottsboro, Alabama, manufacturing facility, and trial has been scheduled for June 1998. The Company has settled its claim against one defendant insurance company in exchange for its payment to the Company of $400,000 which was received by the Company in February 1998. The Company's claims against the other insurance companies remain intact. Insurance settlements are subject to the indemnification agreement.

     On March 31, 1998, the union contract at the Reed facility in Louisville, Kentucky expired and at midnight the workers went on strike. The Company has issued a Workers Adjustment and Retraining Notification Act (WARN) notice letter to the union stating that the Company has tentatively decided to close permanently the Reed facility beginning June 26, 1998, due to unforeseen business circumstances, which involve the unexpected work stoppage and adverse economic conditions. The Company is continuing negotiations with the union and exploring other strategic alternatives. The effect on the Company's financial statements is uncertain due to factors such as the length of the work stoppage.


Item 6.  Exhibits and Reports on Form 8-K


                (a)  Exhibits
                     --------

                     Number            Description
                     --------          -----------

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



                                   AAF-MCQUAY INC.


DATE   May 12, 1998             By:  /S/   ANDREW R. MORRISON
       ------------                  ------------------------
                                           Andrew R. Morrison
                                           Chief Financial Officer

DATE   May 12, 1998                  /S/   BRUCE D. KRUEGER
       ------------                  ------------------------
                                           Bruce D. Krueger
                                           Controller
                                           (Principal Accounting Officer)

                                         Exhibit Index

    Number                               Description
    ------                               -----------
    27                                   Financial Data Schedule