Form 10-K405
period 1998-06-30
AAF MCQUAY INC
filed 1998-09-21
CIK 1005272

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K
                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)

/X/  Annual Report Pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the fiscal year ended June 27, 1998

/ /  Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from       to
Commission file number: Not Applicable

                        ________AAF-MCQUAY INC.________

             (Exact name of the Registrant as specified in its charter)

                  DELAWARE                                      41-0404230
---------------------------------------------  ---------------------------------------------
(State or other Jurisdiction of Incorporation      (I.R.S. Employer Identification No.)
              or Organization)

        Harborplace Tower, Suite 2800
          111 South Calvert Street
                Baltimore, MD                                      21202
---------------------------------------------  ---------------------------------------------
  (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code (410) 528-2755

          Securities registered pursuant to section 12(b) of the Act:

                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                                      None

    Indicate by checkmark whether the registrant : (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes / / No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at June 30, 1998 was $-0-.

    The number of shares outstanding of the registrant's only class of common stock as of September 15, 1998 (latest practicable date) was 2,497.

                                     INDEX
                        AAF-MCQUAY INC. AND SUBSIDIARIES

                                                                                                          PAGE
                                                                                                        ---------

PART I
Item 1     Business...................................................................................          3
Item 2     Properties.................................................................................         11
Item 3     Legal Proceedings..........................................................................         13
Item 4     Submission of Matters to a Vote of Securities Holders......................................         15

PART II
Item 5     Market for Registrant's Common Stock and Related Stockholder Matters.......................        N/A
Item 6     Selected Financial Data....................................................................         16
Item 7     Management's Discussion and Analysis of Financial Condition and Results of Operations......         18
Item 7a    Quantitative and Qualitative Disclosures about Market Risk.................................         28
Item 8     Financial Statements and Supplemental Data.................................................         29
Item 9     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......        N/A

PART III
Item 10    Directors and Executive Officers of the Registrant.........................................         56
Item 11    Executive Compensation.....................................................................         59
Item 12    Security Ownership of Certain Beneficial Owners and Management.............................         63
Item 13    Certain Relationships and Related Transactions.............................................         65

PART IV
Item 14    Exhibits, Financial Statement Schedules and Reports on Form 8-K............................         66

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

    The Company is a leading worldwide manufacturer and marketer of commercial air conditioning and air filtration products and systems primarily for commercial, institutional and industrial customers. The Company believes that it is the leading global manufacturer of air filtration products for nonvehicular applications and is a major participant in the global commercial heating, ventilation and air conditioning ("HVAC") market. In addition, in December 1995, the Company entered the industrial refrigeration business through the acquisition of J&E Hall, the United Kingdom's leading integrated provider of industrial refrigeration and freezing equipment. The Company maintains production facilities in nine countries and its products are sold in over 80 countries. The Company believes that its geographic and product diversification makes it less susceptible to an economic downturn in any particular market or region.

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

    The Company's Commercial Air Conditioning and Refrigeration Group engages in the manufacture, sale, service and distribution of HVAC equipment, industrial refrigeration and freezing products and systems. Products include chillers, applied air handling systems, terminal air conditioning systems, industrial refrigerators and freezers, service and parts. The Company's commercial air conditioning equipment is sold primarily under the McQuay-Registered Trademark-brand name and has been installed in many prominent facilities around the world, including the GTE Headquarters in Dallas, Texas, Motorola production facilities in the United Kingdom and Singapore, the Emirates Tower, U.A.E., the Jumerirah Beach Hotel, U.A.E., Kodak facilities in Ontario, Philips Semiconductor facilities in China, Taiwan and Singapore and the Jai Lie Building in Wuhan, China. The Company's Commercial Air Conditioning and Refrigeration Group is also the leading integrated supplier of industrial refrigeration and freezing products and systems in the United Kingdom and is among the three largest suppliers of industrial contact plate ("fast") freezers in the world. Industrial refrigeration products and systems are sold under the J&E Hall-TM- brand name and freezers are sold under the Jackstone-Registered Trademark- brand name. In connection with its refrigeration business, the Commercial Air Conditioning and Refrigeration Group also manufactures a line of single screw compressors which are sold under the HallScrew-TM- brand name. In addition to establishing an important presence in the global industrial refrigeration industry, the acquisition of J&E Hall provided the Company with access to J&E Hall's single screw compressor technology which has expanded the single screw chiller product line.

    The Company's Filtration Products Group engages in the manufacture, sale and distribution of air filtration products and systems, including air filtration equipment, air pollution control products and systems, machinery filtration and acoustic systems and replacement filters. The Company's products, including replacement filters, are sold globally under the AmericanAirFilter-Registered Trademark- and AAF-Registered Trademark- brand names and under private label. The Company's filtration products are sold worldwide to commercial, institutional and industrial customers as well as to retailers for residential use. The Filtration Products Group's largest customers include Shinwa Corporation, Wal-Mart Stores, Inc., Ace Hardware Corp., Asea Brown Boveri ("ABB"), European Gas Turbines, Menards, and Solar Gas Turbines.

COMMERCIAL AIR CONDITIONING AND REFRIGERATION GROUP

    The Company, through the Commercial Air Conditioning and Refrigeration Group, is a worldwide leader in the design, manufacture, sale and service of HVAC equipment principally for the commercial, industrial and institutional markets. In the United States, the Company believes that its share of the commercial air conditioning market which it serves is approximately 10%. The Company's products are sold primarily under the widely recognized McQuay-Registered Trademark- brand name and services are marketed under the McQuayService-SM- name. The Company's broad range of standard and custom products and services fulfill the HVAC requirements of most building types and sizes and offer multiple solutions to a variety of HVAC needs. The Company markets its commercial HVAC equipment principally to building contractors, architects, consulting engineers, building developers and building owners. In addition, the Company manufactures, sells and services industrial refrigeration and freezing equipment under the J&E Hall brand names including J&E Hall-TM-, Thermotank-Registered Trademark-, and Jackstone-Registered Trademark-. Principal customers for refrigeration products are in the food and beverage, chemical and naval and maritime industries. Three of the Company's facilities used to produce its air conditioning and refrigeration products have earned ISO 9001 certification and four facilities have earned ISO 9002 certification.

    The Company's Commercial Air Conditioning and Refrigeration products are divided among the following business units: (i) chiller products, (ii) applied air handling systems, (iii) terminal air conditioning systems, and (iv) industrial refrigeration.

    CHILLER PRODUCTS. The Company's chiller products include centrifugal, screw, and reciprocating chillers, condensing units and air cooled condensers, all of which frequently contain sophisticated control systems. These products are normally engineered and assembled to meet specific design criteria for a wide range of commercial, institutional and industrial applications. Typical applications are large square footage buildings which require integrated HVAC systems ranging in capacity from 10 to over 2,300 tons (the cooling capacity of air conditioning units is measured in tons; one ton being equivalent to 12,000 BTUs and generally adequate to air condition approximately 500 square feet of space). The Company is also the only HVAC manufacturer to offer a broad line of dual compressor centrifugal chillers which offer improved energy efficiency because of their unique part-load capability. The dual compressor centrifugal chiller provides the Company with additional competitive advantages by virtue of its small footprint, built-in redundancy, and its utilization of HFC-134a (non
CFC) refrigerant.

    Under the trade name McQuayService-SM-, the Company services both its own and its competitors' products and systems and provides start-up assistance, warranty support, full aftermarket service, and chiller retrofit services. The Company's service operations are conducted primarily in North America through 20 field offices and employ approximately 300 personnel. In addition to providing a non-cyclical source of revenues, the Company's service business provides access to the growing replacement and retrofit markets.

    APPLIED AIR HANDLING SYSTEMS. Applied air handling systems include indoor and roof mounted air handling units, packaged rooftop systems, self-contained systems and coils with capacities up to 135 tons that are generally mounted on the roof of a building, in ceilings and/or duct work, or installed on each floor of a multi-story building. These units generally combine heating and cooling capabilities in a single or self-contained configuration. The Company has a line of advanced technology air handlers which combine

European and North American designs to meet the market's growing demand for quiet, reliable, high quality air handlers in response to demand for improved indoor air quality.

    TERMINAL AIR CONDITIONING SYSTEMS. Terminal air conditioning systems consist of HVAC units that provide heating and cooling for a defined space on a "localized" basis. They include fan-coil units, water source heat pumps, packaged terminal air conditioners and heat pumps, unit ventilators and mini-split systems. Capacities of individual units are less than 20 tons and typically include electronic controls. Typical applications include facilities where air conditioning is required on a "room-by-room" basis such as hotels/ motels, condominiums, schools and office buildings. Within the United States, the Company believes that it is a leading manufacturer of water source heat pumps and unit ventilators. The large installed base is expected to provide significant replacement and service opportunities. The business unit has recently completed initial phases of product line standardization and launched manufacturing initiatives as a key element in their marketing mix, effectively providing significantly reduced delivery-cycles and reduced working capital.

    The Company globally serves its installed base by providing high value support services and original specification Certified McQuay Parts-TM-. The parts business also serves the broader HVAC replacement market through the distribution of PTAC equipment and replacement components under its Spectrum Parts-TM- banner. The Company provides value added through e-commerce, electronic parts catalogs and industry leading order cycle times.

    INDUSTRIAL REFRIGERATION. The acquisition of J&E Hall expanded the Company's product offerings and also accelerated its development of the single screw compressors that both the Company and J&E Hall had been developing separately for several years. The Company believes that single screw chillers, rather than the twin screw chillers produced by a number of its competitors in the commercial HVAC and industrial refrigeration markets, provide certain competitive advantages, including improvements in efficiency and cost, lower service requirements and noise reduction. The Company manufactures, sells and services industrial refrigeration and freezing equipment under several well known J&E Hall brand names, including J&E Hall-TM-, Thermotank-Registered Trademark-, and Jackstone-Registered Trademark-. The principal customers for industrial refrigeration products are concentrated in the food and meat processing, dairy, brewing and beverage (soft and alcoholic), chemical, petrochemical, pharmaceutical, naval and merchant marine industries. The principal customers for industrial freezers are in the food industry generally and particularly the seafood industry. The Company manufactures industrial refrigeration and freezer products through J&E Hall's U.K. production facilities. In fiscal year 1997, the Company acquired Coulstock & Place Engineering Co. Ltd., a motor rewind specialist providing support for the compressor business.

    COMMERCIAL AIR CONDITIONING AND REFRIGERATION GROUP STRATEGIC PARTNERSHIPS

    The Company, through its Commercial Air Conditioning and Refrigeration Group, has entered into selective strategic partnerships throughout the world to maximize its market penetration through enhancement of its manufacturing and distribution capabilities and further diversification of its product lines. The Company has formed partnerships with local companies in India, Japan, Hungary, Greece, Mexico, Puerto Rico and Spain and has entered into a partnership to sell its products throughout Latin America. The Company has also implemented a strategy to form strategic partnerships in selected metropolitan markets to increase its market penetration in the domestic market, having already formed partnerships in Philadelphia, Pennsylvania, and Atlanta, Georgia. In addition, the Company has established regional sales offices in Beirut and Dubai and markets its products throughout Asia, including China, through manufacturing and sales joint ventures established by OYL.

    FILTRATION PRODUCTS GROUP

    Within its Filtration Products Group, the Company has two principal businesses: replacement filters and environmental products. Replacement filters are sold to commercial and industrial building owners, contractors, retailers for residential applications, hospitals and computer chip manufacturers for clean room applications, locomotive and air conditioning original equipment manufacturers and railroad companies. The Company has, since the 1920's, marketed its replacement filters under the AmericanAirFilter-Registered Trademark- and AAF-Registered Trademark- brand names. The environmental products business has two major product areas: Air Pollution Control Products and Systems ("APC") and Machinery Filtration and Acoustical Systems ("MFAS") products. Environmental products are sold throughout the world for a wide variety of commercial, institutional and industrial applications. Three of the Company's facilities used to produce its air filtration products have earned ISO 9001 certification, and six facilities have earned ISO 9002 certification.

    REPLACEMENT FILTER PRODUCTS

    The Company believes that it is the world's largest manufacturer of commercial, industrial and residential air filters, which are used to remove airborne contaminants from intake and conditioned air, for a wide variety of applications. The Company estimates its global and North American served market share in nonvehicular applications to be approximately 15% and 20%, respectively. The Company's filters, including replacement filters, are sold globally under the AmericanAirFilter-Registered Trademark- and AAF-Registered Trademark- brand names and under private label. The filters are designed to be used in all types of air filtration systems regardless of the original manufacturer.

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

    MACHINERY FILTRATION AND ACOUSTICAL SYSTEMS ("MFAS"). MFAS products and systems are designed to remove particulate contamination from air supplies to machines to reduce the performance inhibiting effects of corrosion, erosion and fouling. Acoustical systems are designed to protect the environment in which the machines are installed from excessive noise pollution generated by the machines and their ancillary processes.

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

    COMMERCIAL AIR CONDITIONING AND REFRIGERATION GROUP. The Company distributes its commercial HVAC equipment and systems in the United States and Canada through a network of approximately 140 independent manufacturers' representatives and joint ventures who sell on a commission basis. Replacement parts for HVAC equipment are sold through a network of 80 independent parts distributors and two Company-owned stores. Service products and contracts are sold through the Company's own sales force working from offices located throughout the United States and Canada. The Company distributes its commercial HVAC products and parts internationally through a combination of direct sales personnel, independent distributors and joint venture partners selling in over 80 countries throughout the world.

    The Company distributes its industrial refrigeration and freezer products through a number of sales offices located throughout the United Kingdom. In addition, the Company has an extensive field service organization with 13 branch offices and employs approximately 110 field service technicians in the United Kingdom.

    Backlog for the Commercial Air Conditioning and Refrigeration Group at June 30, 1998 and June 30, 1997 was $138 million and $156 million, respectively.

    FILTRATION PRODUCTS GROUP. The Company deploys separate sales forces and distribution channels to market its replacement filter and environmental products. The Company employs the industry's largest commercial replacement filter direct sales force, with approximately 185 factory sales people worldwide to market commercial replacement filters. Residential replacement filters are sold primarily in the United States through national retail stores, such as Wal-Mart, Ace Hardware, Menards and True Value/Cotter Hardware. Environmental products are sold through factory direct sales people, independent distributors, agents and joint venture partners. Backlog for the Filtration Products Group at June 30, 1998 and June 30, 1997 was $59 million and $69 million, respectively.

MANUFACTURING

    COMMERCIAL AIR CONDITIONING AND REFRIGERATION GROUP. The Company's commercial HVAC products are manufactured in 11 factories in the United States, France, Italy, the United Kingdom, China, Malaysia, and Indonesia. The Company's industrial refrigeration products are manufactured in 5 manufacturing facilities in the United Kingdom. See "--Properties."

    FILTRATION PRODUCTS GROUP. In the Company's filter manufacturing business, fiberglass filtermedia is manufactured at 3 facilities located in the United States, Singapore and The Netherlands and then shipped to filter assembly facilities throughout Europe and North America from which finished products are then shipped to customers. Air filtration equipment and systems are manufactured at facilities located in geographically dispersed locations throughout the world. Replacement filters are produced in 12 geographically dispersed manufacturing facilities and environmental products are manufactured in 3 geographically dispersed manufacturing facilities. See "--Properties."

PURCHASING

    The principal component parts and materials purchased by the Company for use in its equipment and systems are compressors, electric motors, filter media, copper tubes, glass pellets and castings, all of which are readily available through multiple sources. No single supplier has accounted for more than 10% of the annual purchases by the Company of raw materials or component parts in any of the past three fiscal years. The Company believes it has contracts and commitments or readily available sources of supply sufficient to meet its anticipated raw material or key component requirements. The Company maintains alternate sources for key components where dependence upon a single supplier could have an adverse impact upon production to the extent that is technologically and commercially feasible.

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

RESEARCH AND DEVELOPMENT

    The Company's research and development programs are involved in creating new products, enhancing and redesigning existing equipment and systems to reduce manufacturing costs and increasing product efficiency. The Company spent approximately $10.0 million, $10.6 million, and $8.2 million during the years ended June 30, 1998, June 30, 1997, and June 30, 1996, respectively, for research and development.

    A significant focus of the Company's research and development efforts since 1988 has been to develop and extend its range of water-cooled and air-cooled chillers using advanced single screw compressor technology. The Company introduced its first single screw air conditioning product in 1994 and has continued to expand its offerings during fiscal 1998. It expects further single screw air conditioning product introductions during fiscal year 1999. Single screw compressor technology will continue to be an important element of research and development programs in the Commercial Air Conditioning and Refrigeration Group. J&E Hall has been marketing industrial refrigeration products using single screw compressor technology since 1978.

    The Company has developed and is now producing the next generation of air handlers which is highly energy and sound efficient. The product is available in a variety of configurations and material options. The Company expects this family of products to meet the growing market for quiet, high quality air handlers.

    Additionally, the Company has introduced a new range of air cleaners; a new extended surface pleated filter that exceeds the standards proposed in ASHRAE 62-1989R (American Society of Heating, Refrigeration and Air Conditioning Engineers); a variety of replacement filters treated with antimicrobial agents that inhibit the growth of various microbial contaminants on the filter media; and a range of self-cleaning filters for gas turbines.

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

    The Company owns several registered trademarks and operates under certain trade names that are important in the marketing of its products, including AmericanAirFilter-Registered Trademark-, AAF-Registered Trademark-, McQuay-Registered Trademark-, HermanNelson-Registered Trademark-,
Thermotank-Registered Trademark-, Jackstone-Registered Trademark- and Beth-Registered Trademark-. The Company believes that its rights to use tradenames and trademarks are adequately protected.

EMPLOYEES

    As of June 30, 1998, the Company employed approximately 6,400 employees worldwide, with approximately 3,800 persons employed in the United States and 2,600 employed in non-U.S. locations. The Company has a total of 7 labor union bargaining agreements, covering approximately 2,100 employees, of which 2 agreements, covering 300 employees, will expire in fiscal year 1999. The Company currently believes that it will be able to obtain new labor agreements without interruption of work when these agreements expire. The Company considers its relations with its employees to be good.

ENVIRONMENTAL REGULATIONS

    Environmental laws that affect or could affect the Company's domestic operations include, among others, the Comprehensive Environmental Response, Compensation & Liability Act ("CERCLA"), the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act ("RCRA"), the Occupational Safety and Health Act, the National Environmental Policy Act, the Toxic Substances Control Act, any regulations promulgated under these acts and various other federal, state and local laws and regulations governing environmental matters. The Company's foreign operations are also subject to various environmental statutes and regulations.

    Some of the refrigerants used in HVAC equipment manufactured by the Company are regulated under international agreements and domestic and foreign laws and regulations governing stratospheric ozone depleting chemicals.

    In 1987, the United States became a signatory to the Montreal Protocol. The Montreal Protocol has been amended several times since 1987, including in 1990 (the "London Amendments"), in 1992 (the "Copenhagen Amendments"), and in 1997 (the "Montreal Amendments"). Over 100 countries are signatories to the Montreal Protocol and the London Amendments. More than 70 countries (including the United States) have also agreed to abide by the Montreal Protocol as amended by the Copenhagen Amendments. The United States has not yet ratified the Montreal Amendments.

    Under the Montreal Protocol, as amended, consumption (defined as production plus imports minus exports) of chlorofluorocarbons ("CFC") by participating industrialized companies is banned, with limited exceptions, as of January 1, 1997. Additionally, the Montreal Protocol places a cap on the consumption of hydrochlorofluorocarbons ("HCFC") beginning on January 1, 1997 and mandates a gradual phaseout culminating in 2020, for participating industrialized countries, with a ten-year service tail exemption allowing industrialized countries to supply old equipment with HCFCs during this period. In addition, certain countries, not including the United States, declared during December 1995 that they would take all appropriate measures to limit the use of HCFCs as soon as possible.

    The federal Clean Air Act Amendments of 1990 establish minimum statutory timetables for the phaseout of consumption of ozone-depleting chemicals in the United States, and authorize the EPA to establish regulatory timetables which meet and exceed those set forth in the Montreal Protocol, as amended. Pursuant to that authority, the EPA has adopted regulations mandating, among other things and with limited exceptions, (a) a total ban on the consumption of CFCs by January 1, 1997 (b) a prohibition on the consumption of HCFC-142b and HCFC-22 (a refrigerant used in some equipment manufactured by the Company) for new equipment beginning on January 1, 2010, (c) a ban on consumption of HCFC-142b and HCFC-22 for use in old equipment beginning on January 1, 2020, and (d) a phaseout of other HCFCs commencing in 2015.

    The manner in which the other signatories to the Montreal Protocol implement its requirements and regulate ozone-depleting refrigerants could differ from the approach and timetables adopted in the United States.

    With respect to the ban on consumption of CFCs (which began January 1, 1997), the Company has redesigned its large cooling capacity central station system HVAC equipment to utilize hydrofluorocarbon-134a ("HFC-134a"), a non-chlorinated refrigerant that is believed to be harmless to the ozone layer and is not scheduled for elimination pursuant to the Montreal Protocol.

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

ITEM 2. PROPERTIES

    A description of the Company's principal facilities with their approximate square feet of building space is summarized below. Unless otherwise specified below, the facilities are devoted to manufacturing:

LOCATION                          SQUARE FEET    LEASED/OWNED                    PRINCIPAL FUNCTION
--------------------------------  -----------  -----------------  ------------------------------------------------
                               COMMERCIAL AIR CONDITIONING AND REFRIGERATION GROUP

Plymouth, Minnesota                  166,000   Owned              Global Commercial Air Conditioning Group
                                                                  administrative, testing and research and
                                                                  development facility

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

Pons, France                         150,000   Owned              Applied air handling systems and terminal air
                                                                  conditioning system products

Dayton, Ohio                         100,000   Leased             Parts distribution

Dartford, England                    105,000   Owned              Headquarters for manufacturing of compressors,
                                                                  industrial refrigeration packages and contact
                                                                  plate freezers

Thetford, England                     33,000   Leased             Production of air-blast, automatic plate and
                                                                  cryogenic freezers

Derby, England                        17,000   Leased             Spares distribution and compressor
                                                                  remanufacturing facility

Birkenhead, England                    7,000   Owned              Compressor remanufacturing facility

Doncaster, England                     5,300   Owned              Motor rewinding facility
                                       7,900   Leased             Cabling facility

LOCATION                          SQUARE FEET    LEASED/OWNED                    PRINCIPAL FUNCTION
--------------------------------  -----------  -----------------  ------------------------------------------------
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

Boucherville, Quebec                  62,000   Owned              Replacement filters

Cramlington, England                 160,000   Owned              Applied air handling systems and environmental
                                                                  products

Linton, England                       27,000   Owned              Replacement filters

Amsterdam, The Netherlands            16,000   Leased             Administrative Office

Emmen, The Netherlands                97,000   Owned              Replacement filters

Lubeck, Germany                       19,000   Leased             Engineering office

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

    Substantially all of the Company's property is subject to encumbrances. See Notes 5 and 7 to the Consolidated Financial Statements and Notes thereto.

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

    In 1988, the California Department of Health Services issued a Remedial Action Order naming the Company and others as respondents in connection with soil and groundwater contamination in the vicinity of a manufacturing facility located in Visalia, California, that had been owned and operated by the Company's predecessor from 1961 to 1973. The Company entered into a settlement agreement with the other respondents under which the Company, among other things, agreed to be solely responsible for the remaining cleanup of the site. The Company expects no additional recoveries from its insurance carriers with respect to this site.

    On April 20, 1989, the Company and the North Carolina Department of Environment, Health and Natural Resources ("DEHNR") entered into an Administrative Order of Consent (the "Order"), concerning cleanup activities at the Company's former facility located in Wilmington, North Carolina. The Order pertained to the remediation of two separate accidental spills of 1, 1, 1 trichloroethane which occurred at this facility on November 18, 1983, and on July 24, 1987. The Order provided that the area of residual contamination at the site is a hazardous waste management unit subject to closure requirements under RCRA. This Order was later vacated at the request of the Company and the Company is in the process of negotiating a new agreement for cleanup with DEHNR. Pursuant to the terms of the sales agreement between the Company and the current owner of the site, the Company is obligated to undertake remediation of the site at its sole expense. The Company settled its claims against its excess insurer for reimbursement of environmental remediation expenses at this site in exchange for a payment by its excess insurer of $3.0 million, which was received by the Company in February 1998.

    In March 1994, contamination was found in wetlands, soil and groundwater at the Company's Scottsboro, Alabama, manufacturing facility. The Company purchased the facility from Halstead Industries in 1984. The Alabama Department of Environmental Management has required investigation and cleanup. The Company made a claim for indemnification from Halstead Industries, which denied responsibility. The Company filed suit against Halstead Industries and is pursuing recoveries from Halstead through the legal system. The Company also filed a lawsuit against its insurers in connection with its cleanup expenses, and trial has been scheduled for later this year. The Company settled its claim against two of the defendant insurance companies in exchange for their respective payment to the Company of $450,000 which was received by the Company in February 1998 and $300,000, which was received in September 1998. The Company's claims against its excess insurance carrier remain intact.

    In addition, the Company has discovered contaminants in the soil and/or groundwater at certain of its other manufacturing facilities. Based on preliminary estimates prepared by the Company's environmental consultants, the Company currently estimates that expenditures for remediation of all sites described above will be approximately $18.0 million in the aggregate. The Company continues to assess its insurance coverage and pursue potential recovery of a portion of such costs from its insurers as well as third parties. See Note 12 to the Consolidated Financial Statements.

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

    IRS AUDIT.

    The Internal Revenue Service ("IRS") has completed its examination of the Company's tax returns for the years 1987 through 1994. A final executed closing agreement is expected to be received in late September or early October of 1998. Settlement with the IRS was essential to the settlement of the indemnification agreement, which is described below.

    INDEMNIFICATION.

    The purchase agreement between OYL and the former owners of the Company contained certain indemnifications relating to specified contingencies that existed as of the acquisition date relating to certain environmental, tax and litigation matters. On July 8, 1998, the Company and the former owners entered into a settlement agreement in resolution of certain disputes which were pending before the American Arbitration Association in Dallas, Texas, concerning the interpretation of the indemnification obligation. As a result of the settlement agreement, the Company paid $10.5 million of the $11.5 million promissory note due to the former shareholders, discussed in Note 7 of the Consolidated Financial Statements, and the parties agreed to discharge claims and entitlements under the indemnification provisions in the purchase agreement. The residual balance of the promissory note will be reclassified to other liabilities for specified contingencies that existed as of the acquisition date.

    In addition, as a result of the indemnification settlement agreement and the IRS settlement described above, the Company expects to receive payments from certain former shareholders of approximately $5 million in fiscal year 1999. Approximately one-half of the payments to be received from the former shareholders will be utilized to fund obligations relating to the IRS settlement.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On April 27, 1998, the sole shareholder elected the following persons as members of the Board of Directors of the Company to serve until the next annual meeting of the stockholder: Quek Leng Chan, Joseph B. Hunter, Gerald L. Boehrs, Roger Tan Kim Hock, Ho Nyuk Choy, Liu Wan Min and Michael J. Christopher.

                                    PART II

ITEM 6. SELECTED FINANCIAL DATA

    The following table sets forth selected consolidated historical financial data of the Company (i) prior to the OYL Acquisition (the "Predecessor Company"), for the fiscal year ended December 31, 1993 and for the period from January 2 to May 1, 1994 and (ii) after the OYL Acquisition (the "Successor Company") for the period from May 2 to December 31, 1994, the six months ended July 1, 1995, and the fiscal years ended June 30, 1996, 1997, and 1998. In 1995 the Company changed its fiscal year end from the Saturday closest to December 31 to the Saturday closest to June 30 to coincide with OYL's fiscal year. For clarity of presentation in the consolidated financial statements, all full fiscal years are shown to begin on January 1 and end on December 31, or to begin on July 1 and end on June 30. For the periods presented on a basis other than a full fiscal year, actual period end dates are used.

    The table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and the related Notes included herein.

SELECTED FINANCIAL DATA

                                                                           PREDECESSOR                         SUCCESSOR
                                                            ------------------------------------------  ------------------------
                                                                           PERIOD FROM    PERIOD FROM   SIX MONTHS
                                                             YEAR ENDED     JANUARY 2      MAY 2 TO      ENDED (D)   YEAR ENDED
                                                            DECEMBER 31,    TO MAY 1,    DECEMBER 31,     JULY 1,     JUNE 30,
                                                                1993         1994 (C)        1994          1995         1996
                                                            -------------  ------------  -------------  -----------  -----------
                                                                                   (DOLLARS IN THOUSANDS)
INCOME STATEMENT DATA:
  Net sales...............................................   $   705,496    $  232,484    $   484,681    $ 428,510    $ 901,395
  Cost of sales...........................................       498,640       169,357        344,120      303,699      645,149
                                                            -------------  ------------  -------------  -----------  -----------
  Gross profit............................................       206,856        63,127        140,561      124,811      256,246
  Operating expenses......................................       203,344        72,777        116,320      101,535      199,550
  Restructuring expenses..................................            --            --             --           --           --
                                                            -------------  ------------  -------------  -----------  -----------
  Operating income (loss).................................         3,512        (9,650)        24,241       23,276       56,696
  Interest expense, net...................................        41,785        13,723         16,192       11,671       24,957
  Other (income) expense, net.............................         3,112         1,458            (30)      (1,442)      (3,219)
                                                            -------------  ------------  -------------  -----------  -----------
  Income (loss) before income taxes, extraordinary item
    and cumulative effect of accounting changes...........       (41,385)      (24,831)         8,079       13,047       34,958
  Income taxes(a).........................................         4,444           324          6,834        6,755       18,423
  Minority Interest Earnings..............................            --            --             --           --           --
                                                            -------------  ------------  -------------  -----------  -----------
  Income (loss) before, extraordinary item and cumulative
    effect of accounting changes..........................       (45,829)      (25,155)         1,245        6,292       16,535
  Extraordinary item......................................            --            --             --           --       (1,635)(e)
                                                                    (971)
  Cumulative effect of accounting changes.................              (b)          --            --           --           --
                                                            -------------  ------------  -------------  -----------  -----------
  Net income (loss).......................................   $   (46,800)   $  (25,155)   $     1,245    $   6,292    $  14,900
                                                            -------------  ------------  -------------  -----------  -----------
                                                            -------------  ------------  -------------  -----------  -----------
BALANCE SHEET DATA (end of period):
  Working capital.........................................   $    58,384    $   58,008    $    30,496    $  43,558    $  92,613
  Total assets............................................       427,124       435,513        679,897      731,328      806,954
  Total debt..............................................       290,843       299,986        260,553      270,728      302,907
  Stockholder's equity (deficit)..........................       (60,749)      (73,209)       172,413      188,828      199,283
OTHER DATA:
  EBITDA(f)...............................................   $    21,982    $   (4,910)   $    39,012    $  38,269    $  85,724
  Adjusted EBITDA(f)......................................        57,180        (4,910)        39,012       38,269       85,724
  Adjusted EBITDA margin..................................           8.1%           --(g)          8.0%        8.9%         9.5%
  Depreciation and amortization...........................   $    21,582    $    6,198    $    14,741    $  13,551    $  25,809
  Capital expenditures....................................         8,745         1,821          8,454        5,697       14,765
  Net cash provided by (used in)
    Operating activities..................................        15,252       (17,056)        (5,542)      (8,488)      27,962
    Investing activities..................................        (8,745)       (1,821)        (8,454)      (5,697)     (49,668)
    Financing activities..................................       (10,381)       20,065          8,081       20,492       27,075


                                                            YEAR ENDED   YEAR ENDED
                                                             JUNE 30,     JUNE 30,
                                                               1997         1998
                                                            -----------  -----------

INCOME STATEMENT DATA:
  Net sales...............................................   $ 947,933    $ 965,749
  Cost of sales...........................................     694,596      705,615
                                                            -----------  -----------
  Gross profit............................................     253,337      260,134
  Operating expenses......................................     212,741      224,833
  Restructuring expenses..................................          --        7,578
                                                            -----------  -----------
  Operating income (loss).................................      40,596       27,723
  Interest expense, net...................................      25,961       25,131
  Other (income) expense, net.............................         616       (6,454)
                                                            -----------  -----------
  Income (loss) before income taxes, extraordinary item
    and cumulative effect of accounting changes...........      14,019        9,046
  Income taxes(a).........................................       6,906        4,720
  Minority Interest Earnings..............................         476          215
                                                            -----------  -----------
  Income (loss) before, extraordinary item and cumulative
    effect of accounting changes..........................       6,637        4,111
  Extraordinary item......................................          --           --

  Cumulative effect of accounting changes.................          --           --
                                                            -----------  -----------
  Net income (loss).......................................   $   6,637    $   4,111
                                                            -----------  -----------
                                                            -----------  -----------
BALANCE SHEET DATA (end of period):
  Working capital.........................................   $  88,263    $  68,298
  Total assets............................................     810,368      796,878
  Total debt..............................................     287,824      265,876
  Stockholder's equity (deficit)..........................     204,281      205,840
OTHER DATA:
  EBITDA(f)...............................................   $  65,071    $  60,908
  Adjusted EBITDA(f)......................................      65,071       60,908
  Adjusted EBITDA margin..................................         6.9%         6.3%
  Depreciation and amortization...........................   $  25,567    $  26,946
  Capital expenditures....................................      15,941       23,922
  Net cash provided by (used in)
    Operating activities..................................      26,223       27,456
    Investing activities..................................     (21,285)      (6,789)
    Financing activities..................................     (15,083)     (21,948)

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

(b) In February 1992, the FASB issued SFAS No. 109, "Accounting for Income Taxes." This statement was adopted by the Predecessor Company for the year ended December 31, 1993 thereby changing its method of accounting for income taxes from the deferred method to the liability method, which resulted in a cumulative effect charge of $1.0 million primarily related to deferred taxes in foreign countries.

(c) The Predecessor Company recorded compensation charges in the period ending May 1, 1994 totaling $8.8 million ($2.2 million for employment agreements, $.7 million for stock options and $5.9 million for warrants). These charges were triggered based upon a change in control or sale of the Predecessor Company; and therefore, are directly attributable to the OYL Acquisition. The related agreements terminated with the OYL Acquisition.

(d) During 1995, the Company changed the reporting of its fiscal year end from the Saturday closest to December 31 to the Saturday closest to June 30. Through December 31, 1994 certain foreign subsidiaries reported on fiscal periods which ended one month prior to the Company's or Predecessor Company's period-end. During the six month period ended July 1, 1995, the closing date for the foreign subsidiaries was changed to reflect the Company's current closing period. As a result, the July 1, 1995 financial statements include the financial results of these foreign subsidiaries from December 1, 1994 through July 1, 1995. The estimated impact on sales and operating income for the six month period ended July 1, 1995, was an increase in sales and operating income of $19.1 million and $0.7 million, respectively.

(e) During the year ended June 30, 1996 the Company completed a refinancing of its debt. As part of this refinancing the Company used some of the proceeds from the offering to repay long-term debt. As a result, the Company recorded an extraordinary item of $1.6 million ($2.7 million net of $1.1 million tax benefit) relating to unamortized debt issuance cost.

(f) EBITDA represents income (loss) before extraordinary item, cumulative effect of accounting change, interest expense, income tax expense, and depreciation and amortization. Adjusted EBITDA excludes $35.2 million related to potential environmental liabilities for the period ended December 31, 1993. The Company has included information concerning EBITDA and Adjusted EBITDA as it is relevant for debt covenant analysis and because it is used by certain investors as a measure of the Company's ability to service its debt. Neither EBITDA nor Adjusted EBITDA should be used as an alternative to, or be construed as more meaningful than, operating income or cash flow from operations as an indicator of the operating performance of the Company.

(g) For the period ended May 1, 1994 Adjusted EBITDA margin is not calculable due to a net deficiency of earnings before taxes, depreciation and amortization.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    The following should be read in conjunction with the "Selected Financial Data" and the Consolidated Financial Statements and the Notes thereto.

    The following table sets forth the major components of the consolidated results of operations of the Company (dollars in thousands):

                                                                  YEAR ENDED JUNE 30,
                                                           ----------------------------------
                                                              1996        1997        1998
                                                           ----------  ----------  ----------
Net sales................................................  $  901,395  $  947,933  $  965,749
Cost of sales............................................     645,149     694,596     705,615
                                                           ----------  ----------  ----------
Gross profit.............................................     256,246     253,337     260,134
    Gross margin.........................................        28.4%       26.7%       26.9%

SG&A expenses............................................  $  186,072  $  201,157  $  213,176
Amortization expense.....................................      13,478      11,584      11,657
Restructuring charges....................................      --          --           7,578
                                                           ----------  ----------  ----------
Operating income.........................................      56,696      40,596      27,723
    Operating margin.....................................         6.3%        4.3%        2.9%

Interest expense, net....................................  $   24,957  $   25,961  $   25,131
Other (income) expense, net..............................      (3,219)        616      (6,454)
                                                           ----------  ----------  ----------
Income before taxes and extraordinary item...............      34,958      14,019       9,046
Income taxes.............................................      18,423       6,906       4,720
Minority interest........................................      --             476         215
                                                           ----------  ----------  ----------
Income before extraordinary item.........................      16,535       6,637       4,111
Extraordinary item, net of tax...........................      (1,635)     --          --
Net income...............................................  $   14,900  $    6,637  $    4,111
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------

BUSINESS SEGMENTS

    The following table summarizes the Company's consolidated results of operations by business segment and geographic region. The United States portion of sales and operating income (loss) is derived from

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED) sales in the United States and export sales from the United States. The international portion of sales and operating income (loss) is generated by sales in the rest of the world, primarily in Europe.

                                                                  YEAR ENDED JUNE 30,
                                                           ----------------------------------
                                                              1996        1997        1998
                                                           ----------  ----------  ----------

                                                                 (DOLLARS IN THOUSANDS)
SEGMENT DATA

NET SALES
Commercial Air Conditioning & Refrigeration..............  $  566,773  $  597,216  $  620,248
Filtration Products......................................     356,268     365,692     358,843
Eliminations.............................................     (21,646)    (14,975)    (13,342)
                                                           ----------  ----------  ----------
    Total................................................  $  901,395  $  947,933  $  965,749
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------

OPERATING INCOME (LOSS)
Commercial Air Conditioning & Refrigeration..............  $   37,187  $   23,314  $   23,722
Filtration Products......................................      34,876      28,869      15,369
Corporate & Amortization.................................     (15,367)    (11,587)    (11,368)
                                                           ----------  ----------  ----------
    Total................................................  $   56,696  $   40,596  $   27,723
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------

OPERATING INCOME (LOSS) EXCLUDING AMORTIZATION AND
  RESTRUCTURING CHARGES
Commercial Air Conditioning & Refrigeration..............  $   37,187  $   23,314  $   23,722
Filtration Products......................................      34,876      28,869      22,586
Corporate................................................      (1,889)         (3)        650
                                                           ----------  ----------  ----------
    Total................................................  $   70,174  $   52,180  $   46,958
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------

GEOGRAPHIC DATA

NET SALES
U.S......................................................  $  559,505  $  575,708  $  573,389
International............................................     341,890     372,225     392,360
                                                           ----------  ----------  ----------
    Total................................................  $  901,395  $  947,933  $  965,749
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------

OPERATING INCOME (LOSS)
U.S......................................................  $   46,880  $   33,335  $   21,107
International............................................      25,183      18,848      17,984
Corporate and amortization...............................     (15,367)    (11,587)    (11,368)
                                                           ----------  ----------  ----------
    Total................................................  $   56,696  $   40,596  $   27,723
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------

1998 COMPARED TO 1997

CONSOLIDATED

    Consolidated net sales were $965.7 million for the fiscal year ended June 30, 1998. This represents an increase in net sales of $17.8 million, or 1.9%, from $947.9 million for the fiscal year ended June 30, 1997. Income from operations was $27.7 million or 2.9% of net sales versus $40.6 million or 4.3% of net sales for fiscal years 1998 and 1997, respectively. The Company implemented a restructuring initiative during the fourth quarter of fiscal year 1998 primarily related to the Filtration Products Group. This initiative resulted

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED) in a $7.6 million unfavorable impact on operating income for the year ended June 30, 1998. Excluding the restructuring costs, income from operations was $35.3 million or 3.7% of net sales for the year ended June 30, 1998. See Note 9 to the Consolidated Financial Statements regarding the restructuring.

COMMERCIAL AIR CONDITIONING AND REFRIGERATION GROUP

    NET SALES. Group net sales were $620.2 million in fiscal year 1998, an increase of $23.0 million, or 3.9%, from $597.2 million in fiscal year 1997. This increase was attained despite the sale of the industrial fan business in October of 1997 which contributed sales of $7.6 million and $20.1 million in fiscal years 1998 and 1997, respectively. Net sales increased 6.2% year over year without the industrial fan business.

    North American net sales increased 2.8% in fiscal year 1998, or 6.0% excluding the industrial fan business, compared to the prior year. This sales increase resulted primarily from increased sales in the applied air handling systems and terminal air conditioning systems business units. Applied air handling systems net sales increased 16.6% for the fiscal year 1998 versus fiscal year 1997. Market demand for air handling rooftop products and new air handling products continues to grow resulting in increased sales of $12.5 million for fiscal year 1998 versus the prior year. Terminal products net sales increased 2.3% for fiscal year 1998 due to increased market demand and price increases. A new sales office established by the Company during the first quarter of fiscal year 1998 contributed $4.6 million in net sales for the year. Chiller products net sales increased slightly for fiscal year 1998 versus fiscal year 1997 as acceptance and demand for air cooled screw chiller products grew offsetting the decline in centrifugal chillers caused by a general market decline for this product. In addition, this increase in chiller product net sales was offset by reduced exports from the groups domestic operations to the Asian market during the second half of the year. The Company believes that net sales to the Asian region will continue to slow as a result of the weak economic conditions being experienced in the region.

    International net sales for the group increased 2.2% for fiscal year 1998 versus fiscal year 1997. Strong chiller sales in the United Kingdom and Italy, increased market demand in the Middle East and two large refrigeration contracts contributed to increased net sales for the year. This increase was offset by decreased net sales in France resulting from non-recurring projects in fiscal year 1997 and a group unfavorable currency translation of $11.2 million attributable to the strengthening of the U.S. dollar. Backlog for the Commercial Air Conditioning and Refrigeration Group was $138.5 million as compared to $157.9 million at June 30, 1998 and 1997, respectively.

    OPERATING INCOME EXCLUDING AMORTIZATION: Operating income excluding amortization was $23.7 million in fiscal year 1998, an increase of 1.8% from $23.3 million in fiscal year 1997. Operating income excluding amortization as a percent of sales decreased from 3.9% to 3.8%. The gross margin rate increased
1.6 percentage points from the prior year rate due to increased prices in the chiller, air handling and terminal product markets. The improvement in European operations and reduced activity in the low margin absorption chiller market also contributed to the increase in the gross margin rate year over year. Selling, General & Administrative expense ("SG&A") as a percentage of sales increased 1.6 percentage points in fiscal year 1998 compared to fiscal year 1997. Commission increases due to changes in distribution pricing and warranty expense increases resulting from new product introduction in the chiller business unit have contributed to the increase in SG&A. Additionally, general and administrative expenses have increased year over year as costs associated with upgrading software systems to improve business performance have been incurred.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
FILTRATION PRODUCTS GROUP

    NET SALES: Net sales were $358.8 million in fiscal 1998, a decrease of $6.8 million, or 1.9%, from $365.7 million for the fiscal year ended June 30, 1997. Excluding a group unfavorable currency impact of $15.6 million, net sales increased 2.4% in fiscal year 1998 compared to the prior year. Domestic operations net sales decreases due to soft market conditions were partially offset by volume increases in the international markets of environmental products, primarily in Europe.

    Domestic operations net sales decreased 8.7% in fiscal year 1998 versus fiscal year 1997. Environmental product sales decreased due to soft market conditions and the uncertainties resulting from the workers strike at the Reed facility in Louisville, Kentucky and the Company's announcement to close the plant in the fourth quarter of fiscal year 1998. Management subsequently implemented a restructuring program to reduce costs. Management believes the Company will yield costs benefits as a result of the restructuring in fiscal year 1999. Additionally, a weak cleanroom filter market and loss of market share in the transportation market contributed to the air filtration products decrease.

    International sales for fiscal year 1998 increased 5.1% from fiscal year 1997 despite an unfavorable currency translation of $15.6 million. European net sales increased 6.2% due to market demand increases for environmental products and the acquisition of a European engineering company in the third quarter of fiscal year 1997. Despite the weak economic conditions in the Asian market during the second half of the year, net sales increased 3.6% due to growth in the first half of the year and two MFAS projects in Singapore during the fourth quarter of fiscal year 1998. Management believes that the slowed sales activity experienced in the second half of fiscal year 1998 will continue as the Asian economy remains weak.

    OPERATING INCOME EXCLUDING AMORTIZATION AND RESTRUCTURING
CHARGES: Operating income excluding amortization and restructuring was $22.6 million in fiscal year 1998, a decrease of $6.3 million, or 21.8%, from $28.9 million for the fiscal year 1997. Operating income excluding amortization and restructuring as a percent of sales decreased from 7.9% to 6.3%. Gross margins decreased to 28.6% from 29.9% as a percentage of sales for the fiscal years ended June 30, 1998 and June 30, 1997, respectively. Product mix and competitive price strategies aimed at gaining market share in both the air filtration and environmental products markets contributed to the 1.3 percentage point decrease in gross margin year over year. SG&A excluding amortization and restructuring decreased slightly in fiscal year 1998 from fiscal year 1997. Reductions in selling expenses resulting from cost control measures implemented Company-wide were offset by information technology expenses associated with upgrading software to enhance business performance and the acquisition of an engineering company in the third quarter of fiscal year 1997.

NON-OPERATING EXPENSES

    Interest expense was $25.1 million for the fiscal year ended June 30, 1998 versus $26.0 million for the fiscal year ended June 30, 1997. The decrease in interest expense results from reduced borrowing levels throughout fiscal year 1998. Fiscal year 1998 included net other income of $6.5 million versus fiscal year 1997 which had net other expense of $0.6 million. This increase resulted from the gain of $6.6 million on the sale of the industrial fan business during the second quarter of fiscal year 1998. Other expenses, which result from foreign currency and equity affiliate transactions, were not material for fiscal years 1998 or 1997.

    Income tax expense was $4.7 million and the effective tax rate was 52.2% for the fiscal year ended June 30, 1998 compared to income tax expense of $6.9 million and an effective tax rate of 49.3% for the fiscal year ended June 30, 1997. The effective income tax rate increased primarily due to the effect of

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED) nondeductible goodwill amortization and foreign losses not benefited against reduced earnings for the year.

1997 COMPARED TO 1996

CONSOLIDATED

    Consolidated net sales were $947.9 million for the fiscal year ended June 30, 1997. This represents an increase in net sales of $46.5 million, or 5.2%, from $901.4 million for the fiscal year ended June 30, 1996. Income from operations was $40.6 million or 4.3% of net sales versus $56.7 million or 6.3% of net sales for fiscal years 1997 and 1996, respectively. The Company's ongoing implementation of certain cost improvement and strategic initiatives, in both the Commercial Air Conditioning and Refrigeration Group and Filtration Products Group, unfavorably impacted operating income during the year ended June 30, 1997. The implementation of these initiatives resulted in extended delivery times for some products and higher than anticipated manufacturing costs and operating expenses. These strategic initiatives involve the integration and relocation of certain product manufacturing lines, opening operations in Asia, start up of new products, implementation of new software systems and the consolidation of certain field sales' offices. In spite of the higher than anticipated transition costs, the Company remains committed to these strategic initiatives in order to realize the expected benefits.

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

    OPERATING INCOME EXCLUDING AMORTIZATION. Operating income excluding amortization was $23.3 million in fiscal year 1997, a decrease of $13.9 million, or 37.3%, from $37.2 million in fiscal year 1996. Operating income excluding amortization as a percent of sales decreased from 6.6% to 3.9%. The gross margin rate decreased 1.1 percentage points from the prior year rate due primarily to lower terminal product prices, the inclusion of several large high margin jobs in the prior year which were not repeated and substantially increased air handling product manufacturing costs due to new product start-up efforts. Selling, General & Administrative expense ("SG&A") as a percentage of sales increased 1.6 percentage points in fiscal year

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
1997 compared to fiscal year 1996. SG&A increases relate to volume increases, higher warranty costs, an overall increased cost base due to the strengthening of the management organization and increases in research and development expenses primarily in single screw compressor technology.

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

FILTRATION PRODUCTS GROUP

    NET SALES. Net sales were $365.7 million in fiscal 1997, an increase of $9.4 million, or 2.6%, from $356.3 million for the fiscal year ended June 30, 1996. Environmental products sales increased 12.6% due to volume increases in Europe, Asia and Latin America plus the acquisition of a German engineering company. These increases were partially offset by decreased replacement air filter sales in 1997 as compared to 1996.

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

    OPERATING INCOME EXCLUDING AMORTIZATION. Operating income excluding amortization was $28.9 million in fiscal year 1997, a decrease of $6.0 million, or 17.2%, from $34.9 million for the fiscal year 1996. Operating income excluding amortization as a percent of sales decreased from 9.8% to 7.8%. Gross margins decreased to 31.0% from 33.3% as a percentage of sales for the fiscal years ended June 30, 1997 and June 30, 1996, respectively. Fiscal year 1997 gross margin rates declined due primarily to high manufacturing cost variances resulting from difficulties in the execution of certain strategic initiatives.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Additionally, certain product lines experienced margin rate deterioration due to competitive pricing pressures and initiation of certain pricing strategies aimed at increasing market share, principally in Europe. SG&A excluding amortization as a percentage of fiscal year 1997 sales remained constant at the prior year level. Expense reductions gained from cost containment measures and decreased field sales expenses resulting from the field sales office consolidation were more than offset by volume related expense increases plus incurrence of strategic expenses such as staffing and developing an Asian office, software systems consulting and increased expenditures in research and development engineering to help meet the growing demand for new products.

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

    LIQUIDITY AND CAPITAL RESOURCES

    The Company's liquidity needs are provided by cash generated from operating activities and supplemented when necessary by short-term credit facilities. For the year ended June 30, 1998, net cash provided by operating activities was $27.5 million as compared to a generation of $26.2 million for the year ended June 30, 1997. For the fiscal year ended June 30, 1998 net cash used by investing activities of $6.8 million consisted of capital expenditures of $23.9 million offset by $17.1 million in cash proceeds received from the sale of the industrial fan business in October 1997. Net cash used in financing activities was $21.9 million, comprised of $23.5 million in payments on long-term debt offset by $1.6 million in net additional borrowings under short-term borrowing arrangements.

    The Company has secured certain letter of credit facilities totaling $25 million that are supported by letters of credit from OYL, the Company's parent, which were fully utilized at June 30, 1998 and June 30, 1997. The commitments made under these facilities expire in March 1999, but may be extended annually for successive one year periods with the consent of OYL and the banks providing the facilities.

    J&E Hall Limited, a wholly-owned, U.K. based subsidiary of the Company, has a short-term credit facility supported by a letter of credit from OYL. Borrowings under this facility totaled $22.6 million at June 30, 1998 and $15.6 million at June 30, 1997. In addition, the Company's wholly-owned subsidiary in Canada has a short-term credit facility supported by a letter of credit from OYL. Borrowings under this facility were $5.4 million at June 30, 1998 and $5.8 million at June 30, 1997. Each of these arrangements

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED) expire in September 1998, but may be extended annually for successive one year periods with the consent of OYL and the banks providing the facilities.

    During fiscal year 1998, the Company entered into an agreement to sell the net assets of the industrial fan business. The sale transaction was completed during the second quarter of fiscal year 1998 with sales proceeds of $17.1 million being used to reduce debt. On an on-going basis the Company seeks to evaluate its various businesses and product lines with the objective of enhancing shareholder value. Consistent with this strategy the Company intends to pursue global business opportunities that are synergistic with the Company's core business or exit low value added and non-synergistic operations. As a result of approaches received from interested parties, OYL has appointed BancAmerica Robertson Stephens as its financial advisor to pursue a sale process which may or may not result in a sale of the Company.

    Planned capital expenditures are approximately $19 million for the year ending June 30, 1999 and approximately $19 million for the year ending June 30, 2000.

    The ongoing costs of compliance with existing environmental laws and regulations and the estimated costs to clean up and monitor existing contaminated sites is not expected to have a material adverse effect on the Company's capital expenditures or financial position. See "Legal Proceedings" and Note 14 to the Consolidated Financial Statements.

    The Internal Revenue Service ("IRS") has completed its examination of the Company's tax returns for the years 1987 through 1994. A final executed closing agreement is expected to be received in late September or early October of 1998. Settlement with the IRS was essential to the settlement of the indemnification agreement, which is described below.

    The purchase agreement between OYL and the former owners of the Company contained certain indemnifications relating to specified contingencies that existed as of the acquisition date relating to certain environmental, tax and litigation matters. On July 8, 1998, the Company and the former owners entered into a settlement agreement in resolution of certain disputes which were pending before the American Arbitration Association in Dallas, Texas, concerning the interpretation of the indemnification obligation. As a result of the settlement agreement, the Company paid $10.5 million of the $11.5 million promissory note due to the former shareholders, discussed in Note 7 of the Consolidated Financial Statements, and the parties agreed to discharge claims and entitlements under the indemnification provisions in the purchase agreement. The residual balance of the promissory note will be reclassified to other liabilities for specified contingencies that existed as of the acquisition date.

    In addition, as a result of the indemnification settlement agreement and the IRS settlement described above, the Company expects to receive payments from certain former shareholders of approximately $5 million in fiscal year 1999. Approximately one-half of the payments to be received from the former shareholders will be utilized to fund obligations relating to the IRS settlement.

    The Company has manufacturing facilities and sells products in various countries around the world. As a result, the Company is exposed to movements in exchange rates of various currencies against the U.S. dollar. Management's response to currency movements varies (e.g. changes in pricing actions, changes in cost structures and changes in hedging strategy). Currently, the Company enters into short-term forward exchange contracts to hedge its exposure to currency fluctuations affecting certain foreign currency denominated trade payables and certain intercompany debt of its foreign subsidiaries. The Company will continue to report, from time to time, fluctuations in both earnings and equity due to foreign exchange movements since it is not cost-effective to establish a hedging strategy that eliminates all risks.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
    In August of 1997, the Company amended its Bank Agreement and reduced the Revolver commitment portion of such agreement from $100 million to $80 million. As of June 30, 1998, remaining borrowing availability under the $80 million Revolving Credit portion of the Bank Agreement was $53.4 million. In July 1998, the Company increased borrowings under the Revolver to fund the $10.5 million payment made to certain former owners of the Predecessor Company which effectively retired the $11.5 million Promissory Note. As a result, remaining availability under the Revolver was decreased by the $10.5 million.

    Management believes, based upon current levels of operations and forecasted earnings, that cash flow from operations, together with borrowings under the Amended Credit Facility (as amended in September 1998) and other short-term credit facilities, will be adequate to make payments of principal and interest on debt, to permit anticipated capital expenditures and to fund working capital requirements and other cash needs. Nevertheless, the Company will remain leveraged to a significant extent and its debt service obligations will continue to be substantial. If the Company's sources of funds were to fail to satisfy the Company's requirements, the Company may need to refinance its existing debt or obtain additional financing. There is no assurance that any such new financing alternatives would be available, and, in any case, such new financing (if available) would be expected to be more costly and burdensome than the debt agreements currently in place.

    YEAR 2000

    The Company established a formal Year 2000 program during fiscal year ending June 30, 1998, which began with a worldwide assessment and development of a central data base containing an inventory of the risk elements associated with the Year 2000 issue for each of the Company's operations. The Company also appointed an overall project coordinator and established an executive review process. Prior to establishing a formal Year 2000 management process, the Company had already decided to replace substantially all of its old systems with new state-of-the-art Enterprise Resource Planning (ERP) systems. The Company currently estimates expenditures for the new systems will aggregate approximately $25.0 million (having incurred approximately $14.9 million as of June 30, 1998). Expenditures for additional remedial actions beyond those required to install new systems will be managed by the individual business units and recognized in operating expenses. The Company's management believes that modernizing its information systems is critical for the Company's stable and efficient growth, and it is the basis of the Company's strategy for resolving its Year 2000 issues.

    During May 1998, the Company began its review of the products it manufactures and sells, and though testing is not complete, the Company believes that its products, including the control systems provided by the Company, will be Year 2000 compliant. The Company has also identified third parties upon whom the Company is dependent for products or services, and commenced actions during fiscal year ending June 30, 1998, to ensure those products and services are compliant and will not be interrupted as a result of Year 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
    The scheduled Year 2000 activities and current status are summarized in the chart below:

ACTIVITY                                      STATUS          STARTING            ENDING
-----------------------------------------  ------------  ------------------  ----------------
Assessment and inventory.................      Complete  September 1997      January 1998
Coordinator and Executive review
  process................................      Complete  February 1998       May 1998
Industrial Refrigeration ERP.............      Complete  January 1997        April 1998
Filtration Products ERP..................    In Process  April 1997          February 1999
Commercial Air Conditioning ERP..........    In Process  September 1997      April 1999
Product compliance.......................    In Process  May 1998            TBD
Materials suppliers......................    In Process  June 1998           TBD
Other IT issues including third
  parties................................     Scheduled  September 1998      TBD
Equipment and facilities.................     Scheduled  September 1998      TBD

The Year 2000 activities are currently on schedule, and the Company anticipates successful implementation of the scheduled ERP projects and systems upgrades.

    Failure by the Company to complete successfully the planned ERP projects and systems upgrades or a failure by the Company's third party suppliers and/or service providers to produce or deliver critical components or to transport services could cause disruption in the Company's ability to manufacture and/or deliver timely its products to its customers, which could result in increased expenses, reduced billings and potential litigation. The precise costs associated with such risks are difficult to predict at this time.

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

FORWARD-LOOKING STATEMENTS

    When used in this report by management of the Company, from time to time, the words "believes," "anticipates," and "expects" and similar expressions are intended to identify forward-looking statements that involve certain risks and uncertainties. A variety of factors could cause actual results to differ materially from those anticipated in the Company's forward-looking statements, some of which include risk factors previously discussed in this and other SEC reports filed by the Company. These risk factors include, but are not limited to, general economic conditions, environmental laws and regulations, the weakening

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Asian markets, unforeseen competitive pressures, warranty expenses, market acceptance of new products, unseasonably cool spring or summer weather, a slow down in the chiller market, unforeseen difficulties in maintaining mutually beneficial relationships with strategic initiatives partners, and the Year 2000 issue. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date thereof. The Company undertakes no obligation to publicly release the results of any events or circumstances after the date hereof to reflect the occurrence of unanticipated events.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    The Company's earnings are affected by fluctuations in the value of the U.S. dollar, as compared to foreign currencies, as a result of transactions in foreign markets. At June 30, 1998, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company's transactions are denominated would result in a decrease in operating income of approximately $2.1 million for the year ending June 30, 1998. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales, changes in exchange rates also affect the volume of sales or the foreign currency sales price as competitors' services become more or less attractive. The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

    While the Company is exposed to changes in interest rates as a result of its outstanding debt, the Company does not currently utilize any derivative financial instruments related to its interest rate exposure. Total short-term and long-term debt outstanding at June 30, 1998 was $265.9 million, consisting of $109.7 million in variable rate borrowing and $156.2 million in fixed rate borrowing. At this level of variable rate borrowing , a hypothetical 10% increase in interest rates would decrease pre-tax current year earnings by approximately $820,000 at June 30, 1998. At June 30, 1998, the fair value of the Company's fixed rate debt outstanding was estimated at $156.2 million using quoted market price. A hypothetical 10% change in interest rates would not result in a material change in the fair value of the Company's fixed rate debt.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                        PAGE IN THIS
FINANCIAL STATEMENTS                                                                                       REPORT
-----------------------------------------------------------------------------------------------------  ---------------

Report of the Independent Auditors...................................................................            30

Consolidated Balance Sheets--
  at June 30, 1998 and June 30, 1997.................................................................            31

Consolidated Statements of Operations--
  Years ended June 30, 1998, June 30, 1997, and June 30, 1996........................................            32

Consolidated Statements of Cash Flows--
  Years ended June 30, 1998, June 30, 1997 and June 30, 1996.........................................            33

Consolidated Statements of Stockholder's Equity--
  Years ended June 30, 1998, June 30, 1997, and June 30, 1996........................................            34

Schedule II--Report of the Independent Auditors
  Valuation and Qualifying Accounts and Reserves--
  Years ended June 30, 1998, June 30, 1997, and June 30, 1996........................................            55

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholder
AAF-McQuay Inc.

We have audited the accompanying consolidated balance sheets of AAF-McQuay Inc. and subsidiaries as of June 30, 1998 and June 30, 1997, and the related consolidated statements of operations, cash flows and stockholder's equity for each of the three years in the period ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AAF-McQuay Inc. and subsidiaries at June 30, 1998 and June 30, 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles.

                                                   [SIGNATURE]

Baltimore, Maryland
September 15, 1998

                        AAF-MCQUAY INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                             JUNE 30,    JUNE 30,
                                                                                               1998        1997
                                                                                            ----------  ----------
                                          ASSETS
Current assets:
  Cash and cash equivalents...............................................................  $    9,697  $   10,827
  Accounts receivable.....................................................................     238,613     233,405
  Inventories.............................................................................     124,793     124,192
  Other current assets....................................................................       8,423       6,858
                                                                                            ----------  ----------
    Total current assets..................................................................     381,526     375,282
Property, plant and equipment, net........................................................     145,305     150,214
Cost in excess of net assets acquired and other identifiable intangibles, net.............     250,650     266,784
Other assets and deferred charges.........................................................      19,397      18,088
                                                                                            ----------  ----------
    Total assets..........................................................................  $  796,878  $  810,368
                                                                                            ----------  ----------
                                                                                            ----------  ----------
                           LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Short-term borrowings...................................................................  $   60,262  $   58,703
  Current maturities of long-term debt....................................................      28,531      12,091
  Accounts payable, trade.................................................................     120,775     116,877
  Accrued warranty........................................................................      14,947      12,979
  Accrued employee compensation...........................................................      35,918      34,164
  Other accrued liabilities...............................................................      52,795      52,205
                                                                                            ----------  ----------
    Total current liabilities.............................................................     313,228     287,019
Long-term debt............................................................................     177,083     217,030
Deferred income taxes.....................................................................      48,750      52,611
Other liabilities.........................................................................      51,977      49,427
                                                                                            ----------  ----------
    Total liabilities.....................................................................     591,038     606,087

Stockholder's equity:
  Preferred stock ($1 par value; 1,000 shares authorized, none issued)....................          --          --
  Common stock ($100 par value; 8,000 shares authorized, 2,497 shares issued and
    outstanding)..........................................................................         250         250
  Additional paid-in capital..............................................................     179,915     179,915
  Retained earnings.......................................................................      33,185      29,074
  Foreign currency translation adjustment.................................................      (7,510)     (4,958)
                                                                                            ----------  ----------
    Total stockholder's equity............................................................     205,840     204,281
                                                                                            ----------  ----------
Total liabilities and stockholder's equity................................................  $  796,878  $  810,368
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                 See Notes to Consolidated Financial Statements

                        AAF-MCQUAY INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                             (DOLLARS IN THOUSANDS)

                                                                             YEAR ENDED   YEAR ENDED   YEAR ENDED
                                                                              JUNE 30,     JUNE 30,     JUNE 30,
                                                                                1998         1997         1996
                                                                             -----------  -----------  -----------
Net sales..................................................................   $ 965,749    $ 947,933    $ 901,395
Cost of sales..............................................................     705,615      694,596      645,149
                                                                             -----------  -----------  -----------
Gross profit...............................................................     260,134      253,337      256,246
Operating expenses:
  Selling, general and administrative......................................     213,176      201,157      186,072
  Amortization of intangible assets........................................      11,657       11,584       13,478
  Restructuring charges....................................................       7,578           --           --
                                                                             -----------  -----------  -----------
                                                                                232,411      212,741      199,550
                                                                             -----------  -----------  -----------
Income from operations.....................................................      27,723       40,596       56,696

Interest expense, net......................................................      25,131       25,961       24,957
Other (income) expense, net................................................      (6,454)         616       (3,219)
                                                                             -----------  -----------  -----------
Income before income taxes and extraordinary item..........................       9,046       14,019       34,958
Income taxes...............................................................       4,720        6,906       18,423
Minority interest in earnings..............................................         215          476           --
                                                                             -----------  -----------  -----------
Income before extraordinary item...........................................       4,111        6,637       16,535
Extraordinary item, net of tax.............................................          --           --       (1,635)
                                                                             -----------  -----------  -----------
Net income.................................................................   $   4,111    $   6,637    $  14,900
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------

                 See Notes to Consolidated Financial Statements

                        AAF-MCQUAY INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                                             YEAR ENDED   YEAR ENDED   YEAR ENDED
                                                                              JUNE 30,     JUNE 30,     JUNE 30,
                                                                                1998         1997         1996
                                                                             -----------  -----------  -----------
Cash flows from operating activities
  Net income...............................................................   $   4,111    $   6,637   $    14,900
  Adjustments to reconcile to cash from operating activities:
  Extraordinary item.......................................................          --           --         2,681
  Restructuring charges....................................................       7,578           --            --
  Depreciation and amortization............................................      26,946       25,567        25,809
  Foreign currency transaction (gains) losses..............................         385          413        (1,444)
  Gain on the sale of business.............................................      (6,626)          --            --
  Deferred income taxes....................................................      (3,861)       1,022         7,642
  Changes in operating assets and liabilities:
    Accounts receivable....................................................      (5,208)     (11,981)      (25,670)
    Inventories............................................................        (601)     (10,420)          249
    Other assets/liabilities, net..........................................         244       (6,339)        5,834
    Accounts payable and other accrued liabilities.........................       4,488       21,324        (2,039)
                                                                             -----------  -----------  -----------
Net cash from operating activities.........................................      27,456       26,223        27,962
                                                                             -----------  -----------  -----------
Cash flows from investing activities:
  Capital expenditures.....................................................     (23,922)     (15,941)      (14,765)
  Acquisitions of businesses...............................................          --       (5,344)      (34,903)
  Proceeds from the sale of business.......................................      17,133           --            --
                                                                             -----------  -----------  -----------
Net cash from investing activities.........................................      (6,789)     (21,285)      (49,668)
Cash flows from financing activities:
  Net borrowing (repayment) under short-term borrowing arrangements........       1,559       (6,835)         (915)
  Payments on long-term debt...............................................     (23,507)     (10,248)     (102,894)
  Proceeds from issuance of long-term debt.................................          --        2,000       135,988
  Payment of debt issuance cost............................................          --           --        (5,104)
                                                                             -----------  -----------  -----------
Net cash from financing activities.........................................     (21,948)     (15,083)       27,075
Effect of exchange rate changes on cash....................................         151          148          (787)
                                                                             -----------  -----------  -----------
Net increase (decrease) in cash and cash equivalents.......................      (1,130)      (9,997)        4,582
Cash and cash equivalents at beginning of period...........................      10,827       20,824        16,242
                                                                             -----------  -----------  -----------
Cash and cash equivalents at end of period.................................   $   9,697    $  10,827   $    20,824
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------

                 See Notes to Consolidated Financial Statements

                        AAF-MCQUAY INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

                             (DOLLARS IN THOUSANDS)

                                                                                               FOREIGN
                                                                      ADDITIONAL              CURRENCY
                                                           COMMON      PAID-IN    RETAINED   TRANSLATION
                                                            STOCK      CAPITAL    EARNINGS   ADJUSTMENT     TOTAL
                                                         -----------  ----------  ---------  -----------  ----------
Balance July 1, 1995...................................   $     250   $  179,915  $   7,537   $   1,126   $  188,828
Net income.............................................          --           --     14,900          --       14,900
                                                              -----   ----------  ---------  -----------  ----------
Currency translation adjustment........................          --           --         --      (4,445)      (4,445)
                                                              -----   ----------  ---------  -----------  ----------
Balance June 30, 1996..................................         250      179,915     22,437      (3,319)     199,283
Net income.............................................          --           --      6,637          --        6,637
Currency translation adjustment........................          --           --         --      (1,639)      (1,639)
                                                              -----   ----------  ---------  -----------  ----------
Balance June 30, 1997..................................         250      179,915     29,074      (4,958)     204,281
                                                              -----   ----------  ---------  -----------  ----------
Net income.............................................          --           --      4,111          --        4,111
Currency translation adjustment........................          --           --         --      (2,552)      (2,552)
                                                              -----   ----------  ---------  -----------  ----------
Balance June 30, 1998..................................   $     250   $  179,915  $  33,185   $  (7,510)  $  205,840
                                                              -----   ----------  ---------  -----------  ----------
                                                              -----   ----------  ---------  -----------  ----------

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of the Company and all of its subsidiaries. All intercompany transactions and balances have been eliminated. The accompanying financial statements reflect the financial results of the Company for the fiscal years ended June 30, 1998, June 30, 1997 and June 30, 1996. The Company's fiscal year end is the Saturday closest to June 30 and, for clarity of presentation in the consolidated financial statements, fiscal years are shown to begin on July 1 and end on June 30.

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

    INVENTORIES

    Inventories are valued at the lower of cost or market at June 30, 1998 and June 30, 1997. Cost is determined by the last-in, first-out (LIFO) method for U.S. inventories, (57% and 62%, respectively), and the first-in, first-out
(FIFO) method for the Company's foreign subsidiaries (43% and 38%, respectively).

    PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment are depreciated using the straight-line method over their estimated useful lives as follows:

                                                               20 to 40
Buildings....................................................  years
Machinery and Equipment......................................  3 to 12 years

                        AAF-MCQUAY INC. AND SUBSIDIARIES

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Maintenance and repairs are charged to operations when incurred, while expenditures which have the effect of extending the useful life of an asset are capitalized.

COST OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE

    In March 1998, the American Institute of Certified Public Accountants issued SOP No. 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED FOR OR OBTAINED FOR INTERNAL USE. SOP 98-1 requires that qualifying computer software costs incurred during the application development stage be capitalized and amortized over the software's estimated useful life. The Company adopted the SOP 98-1 requirements effective July 1, 1997. Software costs are amortized on a straight line basis over periods of 3 to 5 years.

    INTANGIBLE ASSETS

    The excess of cost over fair values of net assets acquired are being amortized on a straight-line basis over forty years. Other identifiable intangibles acquired include trademarks and tradenames; technical drawings and technology; and assembled work force, which are being amortized on a straight-line basis over forty, fifteen and ten years, respectively. Effective April 1, 1997, the Company changed its estimate for the useful life of goodwill, tradenames and trademarks from 25 to 40 years to better reflect the estimated periods over which economic benefits will be realized.

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

    Transaction gains and losses that arise from exchange rate changes on transactions denominated in a currency other than the local currency are included currently in the results of operations. The Company

                        AAF-MCQUAY INC. AND SUBSIDIARIES

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) recognized net foreign currency transaction (gains) losses of $385,000, $425,000, and ($1,444,000) for the fiscal years ended June 30, 1998, June 30, 1997, and June 30, 1996, respectively.

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

    RESEARCH AND DEVELOPMENT COSTS

    Research and development costs were approximately $10.0 million, $10.6 million, and $8.2 million for the fiscal years ended June 30, 1998, June 30, 1997, and June 30, 1996, respectively, and are included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

    STOCK-BASED COMPENSATION

    As described in Note 12, the Company has elected to follow the accounting provisions of Accounting Principles Board Opinion No. 25 for stock-based compensation and to furnish the pro forma disclosures required under Statement of Financial Accounting Standards No. 123.

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

    RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, REPORTING COMPREHENSIVE INCOME. This statement requires the reporting of the components of Other Comprehensive Income (i.e. non-owner changes to stockholders' equity). This pronouncement is effective for fiscal years beginning after December 15, 1997.

                        AAF-MCQUAY INC. AND SUBSIDIARIES

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    In June 1997, the FASB issued SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION which established standards for reporting information about operating segments. The Company is required to adopt this standard effective June 30, 1999.

    In February 1998, the FASB issued Statement No. 132, EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS. Statement 132 addresses disclosure issues only and does not change the measurement or recognition provisions specified in other various Statements. Statement 132 is effective for fiscal years beginning after December 15, 1997.

    In June 1998, the FASB issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND FOR HEDGING ACTIVITIES which requires that an entity record all derivatives in the statement of financial position at their fair value. It also requires changes in the fair value of derivatives to be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company is required to adopt this standard for the fiscal year beginning July 1, 1999.

    The Company continues to evaluate the adoption of these new pronouncements.

3. ACCOUNTS RECEIVABLE

    Accounts receivable consist of the following (dollars in thousands):

                                                                                   JUNE 30,    JUNE 30,
                                                                                     1998        1997
                                                                                  ----------  ----------
Accounts receivable, trade......................................................  $  237,343  $  233,498
Accounts receivable, other......................................................       8,631       7,536
                                                                                  ----------  ----------
                                                                                     245,974     241,034
Less allowance for doubtful receivables.........................................       7,361       7,629
                                                                                  ----------  ----------
                                                                                  $  238,613  $  233,405
                                                                                  ----------  ----------
                                                                                  ----------  ----------

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

                        AAF-MCQUAY INC. AND SUBSIDIARIES

4. INVENTORIES

    Inventories consist of the following (dollars in thousands):

                                                                                   JUNE 30,    JUNE 30,
                                                                                     1998        1997
                                                                                  ----------  ----------
FIFO cost:
Raw materials...................................................................  $   46,513  $   51,393
Work-in-process.................................................................      33,493      27,618
Finished goods..................................................................      40,961      42,109
                                                                                  ----------  ----------
                                                                                     120,967     121,120
LIFO adjustment.................................................................       3,826       3,072
                                                                                  ----------  ----------
                                                                                  $  124,793  $  124,192
                                                                                  ----------  ----------
                                                                                  ----------  ----------

5. PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consists of the following (dollars in thousands):

                                                                                   JUNE 30,    JUNE 30,
                                                                                     1998        1997
                                                                                  ----------  ----------
Land............................................................................  $    9,635  $   10,962
Buildings.......................................................................      60,396      65,069
Machinery and equipment.........................................................     123,502     111,129
                                                                                  ----------  ----------
                                                                                     193,533     187,160
Less accumulated depreciation and amortization..................................      48,228      36,946
                                                                                  ----------  ----------
                                                                                  $  145,305  $  150,214
                                                                                  ----------  ----------
                                                                                  ----------  ----------

At June 30, 1998, substantially all property, plant and equipment are encumbered by various debt obligations of the Company.

6. INTANGIBLE ASSETS

    Intangible assets consist of the following (dollars in thousands):

                                                                                   JUNE 30,    JUNE 30,
                                                                                     1998        1997
                                                                                  ----------  ----------
Cost in excess of net assets acquired...........................................  $  155,463  $  159,977
Other intangibles:
  Technology....................................................................      14,260      14,304
  Trademarks....................................................................      61,161      61,161
  Drawings......................................................................      54,000      54,000
  Workforce.....................................................................      18,417      18,417
                                                                                  ----------  ----------
  Total other intangibles.......................................................     147,838     147,882
  Less accumulated amortization.................................................      52,651      41,075
                                                                                  ----------  ----------
                                                                                  $  250,650  $  266,784
                                                                                  ----------  ----------
                                                                                  ----------  ----------

                        AAF-MCQUAY INC. AND SUBSIDIARIES

7. DEBT

    In July 1994, the Company entered into a Revolving Credit, Letter of Credit, and Term Loan Agreement (Bank Agreement). In February 1996, an amendment to the Bank Agreement was executed in which the lenders consented to the issuance of the $125 million Senior Unsecured Notes and an $80 million Receivables Securitization Program. The February 1996 amendment significantly restated Bank Agreement commitment amounts, repayment terms, interest rates, and security provisions. In August 1996, the Company terminated the Receivables Securitization program and increased the Revolver commitment portion of the Bank Agreement from $35 million to $100 million. In August of 1997, the Company amended its Bank Agreement and reduced the Revolver commitment portion from $100 million to $80 million. The Revolving Credit portion of the Bank Agreement ("Revolver"), as amended in September 1998, expires in February, 2001 and provides for maximum aggregate short-term borrowings of $80 million and up to $25 million for letters of credit. However, the combined amount of short-term borrowings plus letters of credit cannot exceed $80 million. Use of the Revolver is subject to the Company's availability (as defined in the Bank Agreement) and is based on the Company's level of domestic receivables and inventories. At June 30, 1998, borrowings of $25 million were outstanding under this facility, $1.6 million in letters of credit were issued and outstanding and the Company had approximately $53.4 million in additional borrowing availability. The Company is required to pay a commitment fee of 1/2% on the unused portion of the Revolver.

    Interest on Revolver advances is generally payable quarterly based, at the Company's option, on (1) the higher of the bank prime rate or a rate based upon the Federal Funds Rate plus a specified premium, or (2) the average rate at which Eurodollar deposits are offered to prime banks in the London interbank market (LIBOR) plus a specified premium. The interest rate premiums are determined by an interest rate matrix which is based on certain quarterly financial ratios as described in the Bank Agreement. As of June 30, 1998, the Company's interest rate premiums were LIBOR + 1.875% or prime + 0.875% based on the applicable financial ratios. The interest rate premiums are subject to a 0.125% increase or may decrease by as much as 0.875%, depending on the applicable quarterly financial ratios. At June 30, 1998, the Company's borrowing rate under the Bank Agreement, was approximately 7.50%. The average effective interest rate under the Bank Agreement for the fiscal year ended June 30, 1998, was approximately 7.60%.

    At June 30, 1998 certain of the Company's foreign subsidiaries had available lines of credit with foreign banks of approximately $64 million which may be drawn as needed at an average interest rate of approximately 7.0%. Outstanding borrowings against international lines of credit amounted to approximately $35.3 million and $25.2 million at June 30, 1998 and June 30, 1997, respectively. In addition, certain of the Company's foreign subsidiaries have non-borrowing bank facilities (letters of credit, guarantees, performance bonds, etc.) totaling $18.0 million as of June 30, 1998 and $25 million as of June 30, 1997 of which approximately $15 million was used at June 30, 1998 and $19.2 million was used at June 30, 1997.

    The Company also has available letter of credit facilities totaling $25 million which are supported by a letter of credit from OYL and were fully utilized at June 30, 1998 and June 30, 1997. The commitments made under these facilities expire in March of 1999, but may be extended annually for successive one year periods with the consent of OYL and the banks providing the facilities.

    The weighted average effective interest rate on short-term borrowings was 7.2% at June 30, 1998 and 7.1% at June 30, 1997.

                        AAF-MCQUAY INC. AND SUBSIDIARIES

7. DEBT (CONTINUED)
Long-term debt consists of the following (in thousands):

                                                                                             JUNE 30,    JUNE 30,
                                                                                               1998        1997
                                                                                            ----------  ----------
Senior Term Loans.........................................................................  $   49,422  $   65,000
Promissory Note due May 2, 1999, bearing interest at 6%, and secured by a letter of             11,500      11,500
  credit..................................................................................
Senior Unsecured Notes due February 15, 2003, bearing interest at 8.875%..................     125,000     125,000
Other issues..............................................................................      19,692      27,621
                                                                                            ----------  ----------
                                                                                               205,614     229,121
Less: Current maturities..................................................................     (28,531)    (12,091)
                                                                                            ----------  ----------
                                                                                            $  177,083  $  217,030
                                                                                            ----------  ----------
                                                                                            ----------  ----------

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

    The Bank Agreement contains covenants that, among other things, impose limitations on incurrence of indebtedness, capital expenditures, transactions with affiliates, mergers and the disposition of assets, investments by the Company, and transactions involving the capital of the Company, including payment of any dividends. In addition, the Bank Agreement contains financial covenants (as amended in September of 1998 retroactive to June 30, 1998) relating to net worth, leverage ratio, interest coverage, and fixed charge coverage. At June 30, 1998 and June 30, 1997 the Company was in compliance with the amended financial covenants.

    The Bank Agreement also contains provisions requiring accelerated payments. The generation of cash resulting from, among other things, the sale of any material asset, collection of any special receipt (as defined) or any excess cash flow (as defined) require certain accelerated payments. Accelerated payments of $7.4 million were required during the fiscal year ended June 30, 1998. No accelerated payments were required for the year ended June 30, 1997.

    The $11.5 million, 6% Promissory Note was issued in connection with the May 2, 1994 acquisition of the Company and made payable to a bank, as paying agent for the benefit of certain former stockholders of the Company. In July 1998, the Company negotiated a settlement of the indemnification agreement with certain former stockholders of the Company. As a result, the indemnification agreement was terminated and the Company made a payment of $10.5 million plus accrued interest, which satisfied all obligations under the $11.5 million Promissory Note.

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

                        AAF-MCQUAY INC. AND SUBSIDIARIES

7. DEBT (CONTINUED)
    Included in other issues of long term debt are various term loans incurred by certain foreign subsidiaries, as well as obligations under Industrial Revenue Bonds and mortgage notes. The foreign term loans are secured by certain assets of the issuing foreign subsidiary and contain various repayment terms ranging from 5 to 15 years. The outstanding balance of these foreign term loans was $9.3 million and $11.5 million at June 30, 1998 and June 30, 1997, respectively.

    The Company paid cash interest of $24.0 million, $24.8 million, and $21.7 million for the fiscal years ended June 30, 1998, June 30, 1997, and June 30, 1996, respectively.

    Maturities of long-term debt during each of the next five fiscal years subsequent to June 30, 1998 are as follows (dollars in millions): 1999, $28.5 ; 2000, $22.3; 2001, $20.9; 2002, $1.1; 2003, $125.9.

8. FINANCIAL INSTRUMENTS

    The Company operates internationally and borrows at floating interest rates, giving rise to exposure to market risks from changes in foreign exchange rates and interest rates. The Company may utilize derivatives to reduce those risks. The notional amounts of derivatives noted below do not represent amounts exchanged by the parties and, thus, are not a measure of the exposure of the Company through its use of derivatives. The Company does not hold or issue derivative financial instruments for trading purposes.

    INTEREST RATE RISK MANAGEMENT: The Company may, at times, seek to limit the impacts of rising interest rates on its variable rate debt through the use of interest rate derivative instruments. In December of 1995, the Company entered into a new amortizing interest rate swap agreement with an initial notional amount of $100 million. Under this agreement the Company payed an interest rate equal to LIBOR when LIBOR was greater than 4.75% or less than 6.6%; otherwise, the Company payed an interest rate of 6.6%. This swap agreement was terminated in June 1996. The gain on early termination of the swap agreement was not material. There were no interest rate derivative transactions completed during the fiscal years ended June 30, 1998 and June 30, 1997.

    FOREIGN CURRENCY MANAGEMENT: The Company enters into short-term foreign exchange contracts to hedge its exposure to currency fluctuations affecting certain foreign currency denominated trade payables and certain intercompany debt of its foreign subsidiaries. The notional amount of foreign exchange forward contracts outstanding at June 30, 1998 and June 30, 1997 was approximately $36.1 million and $32.2 million, respectively. The U.S. dollar equivalent notional amount of these foreign exchange forward contracts by applicable foreign currency at June 30, 1998 and June 30, 1997 was as follows:
Canadian dollars, $4.2 million and $4.2 million; Singapore dollars $2.3 million and $3.1 million; German marks $2.5 million and $3.1 million; Italian lira $5.1 million and $4.3 million; French francs $11.7 million and $13.4 million; Dutch guilders $4.5 million and $0.9 million; and various other currencies $5.8 million and $3.2 million.

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

    FASB Statement No. 107, DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying values reported in the balance sheets for cash and cash equivalents, accounts receivable and short-term borrowings approximate their respective values. The fair value of the Company's Senior Unsecured Notes is estimated using a quoted market price. The carrying amount of all other long-term debt approximates fair value. The carrying amount of the Company's long-term debt at June 30, 1998 of $205.6 million approximates fair value. The aggregate carrying value of the Company's long-term debt at June 30, 1997 was $229.1 million and approximates fair value. The fair values of the Company's foreign exchange forward contracts are based on current settlement values and fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. At June 30, 1998 and June 30, 1997, the net carrying amount of these contracts approximates their fair value.

9. RESTRUCTURING

    In the fourth quarter of 1998, the Company commenced a restructuring of its Filtration Products segment and recorded a restructuring charge of $7.3 million. In addition a $360,000 charge was recorded in the first quarter of 1998 primarily related to severance. Components of the $7.3 million restructuring charge include fixed asset write downs, the closure of the Reed manufacturing facility in Louisville, Kentucky, which is now held for resale, and severance accruals. The plant closure and fixed asset write downs to fair value resulted in a charge of $3.4 million. Approximately 250 positions were eliminated with a corresponding severance accrual of $2.5 million recorded. The remaining restructuring charges primarily relate to the expenses related to the attempted sale of the environmental products division. Subsequently, the Company has decided to retain this division and has implemented the restructuring plan to reduce costs and strengthen competitive positions. Management expects this restructuring plan to be completed in fiscal year 1999.

10. INCOME TAXES

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at June 30, 1998 and June 30, 1997 are as follows (dollars in thousands):

                                                                                               JUNE 30,   JUNE 30,
                                                                                                 1998       1997
                                                                                               ---------  ---------
Deferred tax assets:
Net operating loss carryforwards.............................................................  $  10,019  $   9,816
Tax over book fixed assets basis.............................................................        718        758
Accrual for pension and retirement benefits..................................................      4,582      5,527
Accrual for other expenses...................................................................     22,097     20,641
Tax credit carryforwards.....................................................................        770      1,605
Other........................................................................................      2,730      3,456
                                                                                               ---------  ---------
Total deferred tax assets....................................................................     40,916     41,803
Valuation allowance..........................................................................    (17,284)   (18,670)
                                                                                               ---------  ---------
Net deferred tax assets......................................................................  $  23,632  $  23,133

                                                                                               JUNE 30,   JUNE 30,
                                                                                                 1998       1997
                                                                                               ---------  ---------
Deferred tax liabilities:
Unrepatriated earnings of foreign subsidiaries...............................................  $   2,972  $   3,774
Book over tax fixed assets basis.............................................................     18,959     23,564
Book over tax intangible asset basis.........................................................     34,704     35,319
Book over tax inventory basis................................................................      8,983      7,557
Other........................................................................................      6,764      5,530
                                                                                               ---------  ---------
Total deferred tax liabilities...............................................................     72,382     75,744
                                                                                               ---------  ---------
Net deferred tax liabilities.................................................................  $  48,750  $  52,611
                                                                                               ---------  ---------
                                                                                               ---------  ---------

    Deferred tax assets for net operating loss carryforwards and other items at June 30, 1998 and June 30, 1997 includes approximately $15 million and $16 million, respectively, related to periods prior to the acquisition by OYL which have been offset by a valuation allowance. If realized, the benefit of these deferred tax assets will be applied to reduce goodwill related to the acquisition.

    Significant components of the provision for income taxes are as follows (dollars in thousands):

                                                                                      JUNE 30,     JUNE 30,    JUNE 30,
                                                                                        1998         1997        1996
                                                                                     -----------  -----------  ---------
Federal taxes--Current.............................................................   $   2,485    $     986   $   3,650
Federal taxes--Deferred............................................................      (2,705)       1,095       6,199
State taxes........................................................................        (100)         297       1,024
Foreign taxes--Current.............................................................       4,241        3,592       6,107
Foreign taxes--Deferred............................................................         799          936       1,443
                                                                                     -----------  -----------  ---------
Total..............................................................................   $   4,720    $   6,906   $  18,423
                                                                                     -----------  -----------  ---------
                                                                                     -----------  -----------  ---------

    During the fiscal years ended June 30, 1998, June 30, 1997, and June 30, 1996, the Company paid income taxes of approximately $9.5 million, $5.9 million, and $8.7 million, respectively. A reconciliation between the Company's reported tax provision and the tax provision computed based on the U.S. statutory rate is as follows (dollars in thousands):

                                                                                      JUNE 30,     JUNE 30,    JUNE 30,
                                                                                        1998         1997        1996
                                                                                     -----------  -----------  ---------
Statutory U.S. Federal income tax provision........................................   $   3,166    $   4,907   $  12,237
Nondeductible goodwill amortization................................................       1,216        1,224       1,871
Foreign tax credits not utilized...................................................          --          337       2,375
State taxes, net of federal benefit................................................         200          297       1,024
Other..............................................................................         138          141         916
                                                                                     -----------  -----------  ---------
Reported tax provision.............................................................   $   4,720    $   6,906   $  18,423
                                                                                     -----------  -----------  ---------
                                                                                     -----------  -----------  ---------

    At June 30, 1998, the Company has net operating loss and tax credit carryforwards of approximately $27.3 million and $1.0 million, respectively, in the United States and various foreign countries. Approximately $3.3 million of the net operating loss carryforwards and $1.0 million of the tax credit carryforwards expire in fiscal years 1999 through 2012. The remaining net operating loss carryforwards can be carried forward indefinitely.

11. EMPLOYEE BENEFIT PLANS

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

    Pension expense for the Company's domestic defined benefit pension plans for the fiscal years ended June 30, 1998, June 30, 1997, and June 30, 1996 includes the following components (dollars in thousands):

                                                                                       JUNE 30,     JUNE 30,     JUNE 30,
                                                                                         1998         1997         1996
                                                                                      -----------  -----------  -----------
Service cost........................................................................   $     301    $     309    $     301
Interest cost on the projected benefit obligation...................................       1,936        1,912        1,916
Return on plan assets...............................................................      (3,785)      (3,031)      (4,144)
Net amortization and deferral.......................................................       1,458          977        2,431
                                                                                      -----------  -----------  -----------
Total pension expense (benefit).....................................................   $     (90)   $     167    $     504
                                                                                      -----------  -----------  -----------
                                                                                      -----------  -----------  -----------

    Pension expense for the Company's foreign pension plans for the fiscal years ended June 30, 1998, June 30, 1997, and June 30, 1996 includes the following components (dollars in thousands):

                                                                                     JUNE 30,    JUNE 30,     JUNE 30,
                                                                                       1998        1997         1996
                                                                                     ---------  -----------  -----------
Service cost.......................................................................  $   1,914   $   2,816    $     950
Interest cost on the projected benefit obligation..................................      4,741       3,769        1,656
Return on plan assets..............................................................    (17,101)     (5,101)      (1,820)
Amortization of (gain) loss........................................................     11,500         839          (18)
                                                                                     ---------  -----------  -----------
Total pension expense..............................................................  $   1,054   $   2,323    $     768
                                                                                     ---------  -----------  -----------
                                                                                     ---------  -----------  -----------

    The funded status of the domestic defined benefit plans as of June 30, 1998 and June 30, 1997 is presented below (dollars in thousands):

                                                                  JUNE 30, 1998               JUNE 30, 1997
                                                            --------------------------  --------------------------
                                                               ASSETS     ACCUMULATED      ASSETS     ACCUMULATED
                                                               EXCEED       BENEFITS       EXCEED       BENEFITS
                                                            ACCUMULATED      EXCEED     ACCUMULATED      EXCEED
                                                              BENEFITS       ASSETS       BENEFITS       ASSETS
                                                            ------------  ------------  ------------  ------------
Vested benefits...........................................   $   14,846    $   11,337    $   13,645    $   10,859
Nonvested benefits........................................        1,187           297           589           257
                                                            ------------  ------------  ------------  ------------
Accumulated benefit obligation and projected benefit
  obligation..............................................       16,033        11,634        14,234        11,116
Fair value of plan assets.................................       18,761         8,052        16,884         7,552
                                                            ------------  ------------  ------------  ------------
Plan assets (in excess) less than projected benefit
  obligation..............................................       (2,728)        3,582        (2,650)        3,564
Unrecognized net gain.....................................        2,990         1,447         3,457         1,719
                                                            ------------  ------------  ------------  ------------
Pension liability included in balance sheet...............   $      262    $    5,029    $      807    $    5,283
                                                            ------------  ------------  ------------  ------------
                                                            ------------  ------------  ------------  ------------

    The funded status of the Company's foreign defined benefit plans, including termination indemnities, as of June 30, 1998 and June 30, 1997 is presented below (dollars in thousands):

                                                                   JUNE 30, 1998                JUNE 30, 1997
                                                            ---------------------------  ---------------------------
                                                               ASSETS      ACCUMULATED      ASSETS      ACCUMULATED
                                                               EXCEED       BENEFITS        EXCEED       BENEFITS
                                                            ACCUMULATED      EXCEED      ACCUMULATED      EXCEED
                                                              BENEFITS       ASSETS        BENEFITS       ASSETS
                                                            ------------  -------------  ------------  -------------
Vested benefits...........................................   $   61,044     $     896     $   43,816     $     782
Nonvested benefits........................................          495            --            314            --
                                                            ------------       ------    ------------       ------
Accumulated benefit obligation............................       61,539           896         44,130           782
Additional benefits related to future compensation
  levels..................................................       19,522           463         15,311           390
                                                            ------------       ------    ------------       ------
Projected benefit obligation..............................       81,061         1,359         59,442         1,172
Fair value of plan assets.................................       86,093            --         57,752            --
                                                            ------------       ------    ------------       ------
Plan assets (in excess) less than projected benefit
  obligation..............................................       (5,032)        1,359          1,690         1,172
Unrecognized net gain/(loss)..............................       (4,303)          (53)        (8,395)          (55)
                                                            ------------       ------    ------------       ------
Pension (asset) liability included in balance sheet.......   $   (9,335)    $   1,306     $   (6,705)    $   1,227
                                                            ------------       ------    ------------       ------
                                                            ------------       ------    ------------       ------

    The weighted average discount rate used to measure the projected obligation for the domestic plans was 7.00% and 8.00% as of June 30, 1998 and June 30, 1997, respectively. The computations above for domestic plans assumes an expected long-term rate of return on assets of 9% for each period presented.

    The foreign plans included in the preceding tables used weighted average discount rates ranging from 5.5% to 8.5% at June 30, 1998 and June 30, 1997. The assumed rate of increase in future compensation levels ranged from 4.0% to 5.0% at June 30, 1998 and June 30, 1997. The expected long-term rate of return on assets was 7.0% to 9.0% for the fiscal years ended June 30, 1998, and June 30, 1997.

    The Company has a defined contribution plan that primarily covers domestic salaried employees. Company contributions to the plan are based on employee compensation. The Company expensed $1,111,000, $1,071,000, and $1,411,000 under this plan during the fiscal years ended June 30, 1998, June 30, 1997, and June 30, 1996, respectively.

    The Company also sponsors a 401(k) defined contribution plan that primarily covers domestic salaried employees. Participants may contribute a percentage of their compensation to the plan. Contributions are matched by the Company with certain limitations. During the fiscal years ended June 30, 1998, June 30, 1997, and June 30, 1996, the Company expensed $1,066,000, $1,111,000, and $1,094,000, respectively, related to this plan.

    The Company sponsors domestic defined benefit health care plans for certain salaried and nonsalaried employees whereby certain health care and life insurance benefits are provided on retirement. The benefits are provided only for a frozen group of active employees and retirees. For these plans, medical trend rates assume escalation of 9.5 percent decreasing gradually for four years to the ultimate medical trend rate of 5.5 percent. The aggregate increase in the accumulated postretirement benefit obligation and the service cost plus interest for the domestic plan as of and for the fiscal year ended June 30, 1998 assuming a one percentage point increase in the medical trend rate in each year is $-488,000 and $74,000, respectively. The weighted average discount rate used in determining the June 30, 1998 and June 30, 1997 accumulated postretirement benefit obligation was 7.0% and 8.0%, respectively. The domestic plans are unfunded.

    The Company also sponsors a foreign defined benefit health care plan for certain salaried and nonsalaried employees whereby certain health care and life insurance benefits are provided on retirement.

For this plan, medical trend rates assume escalation of 7 percent decreasing ratably to the ultimate medical trend rate of 4.5 percent in the year 2010. The accumulated postretirement benefit obligation and service cost plus interest would not increase significantly assuming a one percent increase in the medical trend rate as of and for the fiscal year ended June 30, 1998. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.5% at June 30, 1998 and June 30, 1997. The foreign plan is also unfunded.

    Postretirement benefit expense for the Company's domestic defined benefit health care plans for the fiscal years June 30, 1998, June 30, 1997, and June 30, 1996 includes the following components (dollars in thousands):

                                                                                       JUNE 30,     JUNE 30,     JUNE 30,
                                                                                         1998         1997         1996
                                                                                      -----------  -----------  -----------
Service cost........................................................................   $     256    $     196    $     218
Interest cost on the accumulated postretirement benefit obligation..................         400          406          410
Net amortization and deferral.......................................................         (29)         (42)         (11)
                                                                                           -----        -----        -----
Postretirement benefit expense......................................................   $     627    $     560    $     617
                                                                                           -----        -----        -----
                                                                                           -----        -----        -----

    Postretirement benefit expense for the Company's foreign defined benefit healthcare plans for the fiscal years ended June 30, 1998, June 30, 1997, and June 30, 1996 includes the following components (dollars in thousands):

                                                                                       JUNE 30,     JUNE 30,     JUNE 30,
                                                                                         1998         1997         1996
                                                                                      -----------  -----------  -----------
Interest cost on the accumulated postretirement benefit obligation..................   $      65    $      60    $      57
Net amortization and deferral.......................................................         (20)         (20)         (20)
                                                                                             ---          ---          ---
Postretirement benefit expense......................................................   $      45    $      40    $      37
                                                                                             ---          ---          ---
                                                                                             ---          ---          ---

    The funded status of both domestic and foreign defined benefit health care plans at June 30, 1998 and June 30, 1997 is as follows (dollars in thousands):

                                                                               JUNE 30, 1998           JUNE 30, 1997
                                                                           ----------------------  ----------------------
                                                                            DOMESTIC     FOREIGN    DOMESTIC     FOREIGN
                                                                              PLANS       PLAN        PLANS       PLAN
                                                                           -----------  ---------  -----------  ---------
Accumulated postretirement benefit obligation:
Retirees.................................................................   $   2,784   $     608   $   2,689   $     718
Fully eligible active plan participants..................................         793          --         762          --
Active plan participants.................................................       2,352          --       1,844          --
Unrecognized gain........................................................         515         416       1,038         442
                                                                           -----------  ---------  -----------  ---------
Accrued postretirement benefit obligation................................   $   6,444   $   1,024   $   6,333   $   1,160
                                                                           -----------  ---------  -----------  ---------
                                                                           -----------  ---------  -----------  ---------

12. STOCK-BASED COMPENSATION

    In 1998, the Company adopted a Stock Option Plan which provides for the grant of non-qualified stock options to certain members of management and key employees to purchase the common stock of the Company's parent AAF-McQuay Group Inc. which has 1,000 shares outstanding. The Company has elected to follow APBO No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, in accounting for its stock-based compensation.

    Under the stock option plan, options to purchase common stock may be granted until 2007. Options may be granted at fair market value at the date of the grant or at fair market value at the date of grant discounted for a lack of marketability and are exerciseable up to 10 years after the date of grant unless terminated sooner or in the event of a public offering of the Company's shares, two years following the later of the public offering or the date the grantee becomes vested in that portion of the option. Generally the stock options will vest and thus can be exercised at 33 1/3% on each of the first three anniversaries of the date of the grant or 100% at termination of employment because of disability, death or wrongful termination or change in ownership control.

    The grants made during fiscal year 1998 received variable accounting treatment under APB No. 25, and accordingly, the Company expensed $1.1 million during the year ended June 30, 1998. The Company anticipates the granting of additional options under the stock option plan during fiscal year 1999. The related impact to the Statement of Operations, if any, will be based on an independent valuation of the Company at fiscal year ends.

    As of June 30, 1998, there were stock options for 38.3 shares of AAF-McQuay Group, Inc. issued and outstanding under the plan. Transactions are summarized as follows:

                                                                                           STOCK     WEIGHTED AVERAGE
                                                                                          OPTIONS     EXERCISE PRICE
                                                                                        -----------  ----------------
Outstanding at June 30, 1997..........................................................           0              --
Granted, immediately vested...........................................................        22.7      $  194,411
Granted, vested over three years......................................................        15.6         203,214
                                                                                               ---        --------
Outstanding at June 30, 1998..........................................................        38.3      $  197,997
Shares exercisable at June 30, 1998...................................................        22.7      $  194,411

    In electing to follow APBO No. 25 for expense recognition purposes, the Company is obligated to provide the expanded disclosures required under SFAS No. 123 for stock-based compensation including, if materially different from reported results, disclosure of pro forma net income had compensation expense been measured under the fair value recognition provisions of SFAS No. 123. The weighted-average fair values at date of grant for options granted in 1998 was $204,800 and was estimated using the Black-Scholes option valuation model with the following weighted average assumptions:

Expected life in years.................................................        7.0
Interest Rate..........................................................        6.0%
Dividend Yield.........................................................          0%

    The Company's pro forma net income for the year ended June 30, 1998 is $3.2 million. For pro forma disclosure, stock-based compensation is amortized to expense on a straight line basis over the vesting period.

13. LEASES AND COMMITMENTS

    The following is a schedule of future minimum lease payments required under third party operating leases that have initial or remaining noncancelable lease terms in excess of one year (dollars in thousands):

YEAR
-------------------------------------------------------------------------------------
1999.................................................................................  $   8,498
2000.................................................................................      5,879
2001.................................................................................      3,991
2002.................................................................................      2,990
2003.................................................................................      1,821
Thereafter...........................................................................      9,085

    Rental expense associated with third party operating leases was approximately $8.9 million, $11.4 million, and $11.6 million for the fiscal years ended June 30, 1998, June 30, 1997, and June 30, 1996, respectively. It is expected that, in the normal course of business, leases that expire will be renewed or replaced by leases on other property and equipment.

    The Company has a contract whereby certain of its data processing operations are managed by a third party. Monthly charges during the fiscal years ended June 30, 1998, June 30, 1997, and June 30, 1996 averaged approximately $902,000, $945,800, and $832,000, respectively under this contract. This contract extends through December 31, 2005.

14. CONTINGENCIES

    INDEMNIFICATION AGREEMENT

    The purchase agreement between OYL and the former owners of the Company contained certain indemnifications relating to specified contingencies that existed as of the acquisition date relating to certain environmental, tax and litigation matters. On July 8, 1998, the Company and the former owners entered into a settlement agreement in resolution of certain disputes which were pending before the American Arbitration Association in Dallas, Texas, concerning the interpretation of the indemnification obligation. As a result of the settlement agreement, the Company paid $10.5 million of the $11.5 million promissory note due to the former shareholders, discussed in Note 7 of the Consolidated Financial Statements, and the parties agreed to discharge claims and entitlements under the indemnification provisions in the purchase agreement. The residual balance of the promissory note will be reclassified to other liabilities for specified contingencies that existed as of the acquisition date.

    In addition, as a result of the indemnification settlement agreement and the IRS settlement described below, the Company expects to receive payments from certain former shareholders of approximately $5 million in fiscal year 1999. Approximately one-half of the payments to be received from the former shareholders will be utilized to fund obligations relating to the IRS settlement.

    ENVIRONMENTAL MATTERS

    The Company is subject to potential liability under CERCLA, and other federal, state and local statutes and regulations governing the discharge of pollutants into the environment and the handling and disposal of hazardous substances and waste. These statutes and regulations, amongst other things, impose potential liability on the Company for remediating contamination arising from the Company's past and present operations and from former operations of other entities at sites later acquired and now owned by the Company. Many of the Company's facilities have operated for many years, and substances which are or might be considered hazardous were generated, used, and disposed of at some locations, both on and off-site. Therefore, it is possible that environmental liabilities in addition to those described below may arise in the future. The Company records liabilities if, in management's judgment, environmental assessments or remedial efforts are probable and the costs can be reasonably estimated. These accrued liabilities are not discounted. Such estimates are adjusted if necessary based on the completion of a formal study or the Company's commitment to a formal plan of action.

    In 1988, a lawsuit was filed in federal court against the Company concerning the alleged release of trichloroethylene at a former Visalia, California manufacturing facility (Visalia). In November 1990, the Company entered into a settlement agreement with all known potentially responsible parties at Visalia whereby the Company agreed to be solely responsible for the costs of the remaining cleanup. Also, the Company was named as a potentially responsible party arising from accidental trichloroethane spills at a facility in Wilmington, North Carolina. In addition, the Company discovered contaminants in the soil and/ or groundwater at its three manufacturing facilities in Faribault, Minnesota, Scottsboro, Alabama, Staunton, Virginia and certain other manufacturing sites. The level of contamination exceeds mandated levels and will require remediation.

    Based upon estimates prepared by environmental consultants, at June 30, 1998 the Company estimates that related probable remediation costs will be approximately $18.0 million. The Company believes that these costs have been adequately reserved for on the balance sheet. The Company is currently assessing its insurance coverage and is pursuing potential recovery of a portion of such costs from third parties. No amounts have been recorded in the accompanying Consolidated Balance Sheets relating to these potential recoveries.

    INCOME TAX

    The Internal Revenue Service ("IRS") has completed its examination of the Company's tax returns for the years 1987 through 1994. A final executed closing agreement is expected to be received in late September or early October of 1998. Settlement with the IRS was essential to the settlement of the indemnification agreement, which is described above.

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

16. EXTRAORDINARY ITEM

    During fiscal year June 30, 1996 the Company completed the Refinancing. See
Note 7. As part of the Refinancing the Company used some of the proceeds from the offering to repay long-term debt. As a result, the Company recorded an extraordinary item of $1.6 million ($2.7 million net of $1.1 million tax benefit) relating to an accelerated charge-off of unamortized debt issuance cost.

17. SEGMENT INFORMATION

    The Company serves the air quality control industry with two industry segments: Commercial Air Conditioning and Refrigeration ("Commercial Air Conditioning & Refrigeration"), the manufacture, sale and distribution of heating, ventilating, air conditioning, industrial refrigeration and freezing equipment products, and Filtration Products ("Filtration Products"), the manufacture and sale of air filtration products and systems. Information relating to operations in each industry segment and information by geographic area is as follows as of and for the fiscal years ended June 30, 1998, June 30, 1997, and June 30, 1996:

CLASSIFIED BY INDUSTRY:

                                                                             YEAR ENDED   YEAR ENDED   YEAR ENDED
                                                                              JUNE 30,     JUNE 30,     JUNE 30,
                                                                                1998         1997         1996
                                                                             -----------  -----------  -----------
                                                                                    (DOLLARS IN THOUSANDS)
Net Sales:
    Commercial Air Conditioning & Refrigeration............................   $ 620,248    $ 597,216    $ 566,773
    Filtration Products....................................................     358,843      365,692      356,268
    Eliminations...........................................................     (13,342)     (14,975)     (21,646)
                                                                             -----------  -----------  -----------
        Total..............................................................   $ 965,749    $ 947,933    $ 901,395
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
Operating Income (Loss):
    Commercial Air Conditioning & Refrigeration............................   $  23,722    $  23,314    $  37,187
    Filtration Products....................................................      15,369       28,869       34,876
    Corporate & Amortization...............................................     (11,368)     (11,587)     (15,367)
                                                                             -----------  -----------  -----------
        Total..............................................................   $  27,723    $  40,596    $  56,696
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
Total Assets:
    Commercial Air Conditioning & Refrigeration............................   $ 350,585    $ 331,540    $ 331,798
    Filtration Products....................................................     187,561      202,579      185,656
    Corporate, Goodwill & Intangibles......................................     258,732      276,249      289,500
                                                                             -----------  -----------  -----------
        Total..............................................................   $ 796,878    $ 810,368    $ 806,954
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
Depreciation/Amortization:
    Commercial Air Conditioning & Refrigeration............................   $   8,876    $   8,363    $   7,114
    Filtration Products....................................................       6,300        5,526        5,144
    Corporate, Goodwill & Intangible Amortization..........................      11,770       11,678       13,551
                                                                             -----------  -----------  -----------
        Total..............................................................   $  26,946    $  25,567    $  25,809
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
Capital Expenditures:
    Commercial Air Conditioning & Refrigeration............................   $  19,233    $   9,006    $   8,983
    Filtration Products....................................................       4,594        6,871        5,782
    Corporate..............................................................          95           64       --
                                                                             -----------  -----------  -----------
        Total..............................................................   $  23,922    $  15,941    $  14,765
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------

CLASSIFIED GEOGRAPHICALLY:

                                                                             YEAR ENDED   YEAR ENDED   YEAR ENDED
                                                                              JUNE 30,     JUNE 30,     JUNE 30,
                                                                                1998         1997         1996
                                                                             -----------  -----------  -----------
                                                                                    (DOLLARS IN THOUSANDS)
Net Sales:
    U.S....................................................................   $ 573,389    $ 575,708    $ 559,505
    Europe.................................................................     329,488      314,483      297,976
    Other..................................................................      62,872       57,742       43,914
                                                                             -----------  -----------  -----------
        Total..............................................................   $ 965,749    $ 947,933    $ 901,395
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
Operating Income (loss):
    U.S....................................................................   $  21,107    $  33,335    $  46,880
    Europe.................................................................      13,101       13,225       20,339
    Other..................................................................       4,883        5,623        4,844
    Corporate & Amortization...............................................     (11,368)     (11,587)     (15,367)
                                                                             -----------  -----------  -----------
        Total..............................................................   $  27,723    $  40,596    $  56,696
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
Total Assets:
    U.S....................................................................   $ 278,591    $ 295,295    $ 294,002
    Europe.................................................................     224,521      202,538      194,311
    Other..................................................................      35,034       36,286       29,141
    Corporate, Goodwill & Intangibles......................................     258,732      276,249      289,500
                                                                             -----------  -----------  -----------
        Total..............................................................   $ 796,878    $ 810,368    $ 806,954
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
Depreciation/Amortization:
    U.S....................................................................   $  11,112    $  10,335    $   8,769
    Europe.................................................................       3,571        3,170        3,107
    Other..................................................................         493          384          382
    Corporate, Goodwill & Intangible Amortization..........................      11,770       11,678       13,551
                                                                             -----------  -----------  -----------
        Total..............................................................   $  26,946    $  25,567    $  25,809
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
Capital Expenditures:
    U.S....................................................................   $  18,183    $   9,484    $  11,109
    Europe.................................................................       5,052        5,712        2,912
    Other..................................................................         592          681          744
    Corporate-U.S..........................................................          95           64           --
                                                                             -----------  -----------  -----------
        Total..............................................................   $  23,922    $  15,941    $  14,765
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------

    Transfers between geographic areas are not significant. Identifiable assets are those assets identified with the operation of each business segment or geographic area. Prior year amounts have been restated to reflect intercompany sales transactions between the segments.

18. ACQUISITION OF J&E HALL LTD.

    On December 4, 1995 the Company, through one of its wholly-owned subsidiaries, acquired the UK and Ireland refrigeration and freezing operations of APV plc for consideration of approximately $35 million. The acquired business operates as J&E Hall Ltd. and is an integrated supplier of industrial refrigeration and freezing products, systems and services.

19. RELATED PARTY TRANSACTIONS

    Hong Leong and its subsidiary companies, including OYL and the Company, have a policy of buying from related companies whenever feasible. During fiscal years ended June 30, 1998, June 30, 1997, and June 30, 1996 pursuant to this policy, the Company and various of its subsidiaries sold an aggregate of approximately $13.0, $16.3, and $14.4 million, respectively of the Company's products to various OYL entities in the ordinary course of business. Additionally during fiscal years 1998 and 1997, the Company purchased approximately $2.3 million and $3.3 million, respectively, of product from OYL and its subsidiary companies in the ordinary course of business. The Company does not expect a change in this policy and plans to continue to buy from and sell to OYL and Hong Leong related entities in the future.

    The Company has entered into a number of partnerships with local companies throughout the world to maximize its brand name exposure, increase its market penetration and enhance its manufacturing and distribution capabilities. The Company currently has thirteen joint ventures to which the Company sold $35.6 million and $12.6 million in sales for fiscal years 1998 and 1997, respectively, with fiscal year 1996 having immaterial sales due to the startups of the majority of the joint ventures. The Company currently has loaned two of the joint ventures approximately $1.0 million and has commitments outstanding to provide an additional $1.0 million to the partnerships.

    The Company has entered into trademark license and royalty agreements with O.Y.L. Manufacturing Company SDN BHD ("OMC") (the "OMC Agreement"), Shenzhen O.Y.L. Electrical Co. Ltd. ("Shenzhen") (the "Shenzhen Agreement") and P.T. O.Y.L. Sentra Manufacturing ("PT OYL") (the "PT OYL Agreement"). Pursuant to such Agreements, the Company has granted OMC, Shenzhen and PT OYL, respectively, nonexclusive, nontransferable rights and licenses to use the trademark "McQuay" in connection with the sale and marketing of certain products exclusively through Shenzhen's, OMC's and PT OYL's respective international distribution networks. In exchange for such grants, OMC, Shenzhen and PT OYL have each agreed to pay the Company earned royalty payments ranging from 2% to 5% of the accumulated net sales of such products. The Company has been paid or was owed $227,000, $207,000, and $228,000 pursuant to the OMC Agreement, $124,000,
$81,000, and $39,000 pursuant to the Shenzhen Agreement, and $18,000, $27,000, and $3,000 pursuant to the PT OYL Agreement for the years ended June 30, 1998, June 30, 1997, and June 30, 1996 respectively. Each of OMC, Shenzhen, and PT OYL are subsidiaries of OYL.

    In August 1995, the Company entered into an agreement with Wuhan-McQuay Air Conditioning & Refrigeration Company Ltd. ("Wuhan-McQuay"), a joint venture of Wuhan-New World Refrigeration Industrial Company Limited and McQuay Asia (Hong
Kong) Ltd., an OYL subsidiary, to license certain technology and trademarks for use in the Peoples Republic of China in exchange for a royalty of 2%-3% of net sales. Pursuant to such agreement, royalties from the first two years of the contract have been accumulated and are due in January 1999. To date, Wuhan-McQuay has accrued royalties of $138,000. The payment of the royalty payments will be made quarterly and the amount of such payments will be dependent upon Wuhan-McQuay's financial condition.

    OYL has issued a standby letter of credit in the amount of L17.0 million which supports a wholly-owned subsidiary. OYL has also issued a $6.0 million letter of credit which supports a revolving line of credit facility for the Company's subsidiary in Canada. No fees were paid to OYL in connection with either letter of credit.

    The Company also has available letter of credit facilities totaling $25 million that are supported by letters of credit from OYL which were fully utilized at June 30, 1998 and June 30, 1997. The commitments made under these new facilities expire in March 1999, but may be extended annually for successive one year periods with the consent of OYL and the banks providing the facilities. No fees were paid to OYL in connection with the letter of credit facilities.

                         REPORT OF INDEPENDENT AUDITORS

Boards of Directors and Stockholder
AAF-McQuay Inc.

We have audited the consolidated financial statements of AAF-McQuay Inc. and subsidiaries as of June 30, 1998 and June 30, 1997, and for each of the three years in the period ended June 30, 1998 and have issued our report thereon dated September 15, 1998 included elsewhere in this Annual Report on Form 10-K. Our audits also included the financial statement schedule listed in Item 14(a) of this Annual Report on Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                   [SIGNATURE]

Baltimore, Maryland
September 15, 1998

          SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                AAF-MCQUAY INC.
                             (DOLLARS IN THOUSANDS)

                 COL. A                     COL. B              COL. C             COL. D       COL. E
                                                              ADDITIONS
                                                       ------------------------
                                          BALANCE AT
                                           BEGINNING   CHARGED TO   CHARGED TO                BALANCE AT
                                              OF        COSTS AND      OTHER                    END OF
              DESCRIPTION                   PERIOD      EXPENSES     ACCOUNTS    DEDUCTIONS     PERIOD
----------------------------------------  -----------  -----------  -----------  -----------  -----------
YEAR ENDED JUNE 30, 1998
Allowance for doubtful receivables......   $   7,629    $   1,702                 $   1,970(a)  $   7,361
Accrued warranty expense................      22,212       16,326             (12)     12,713(b)     25,813

YEAR ENDED JUNE 30, 1997
Allowance for doubtful receivables......   $   6,313    $   2,985    $      18    $   1,687(a)  $   7,629
Accrued warranty expense................      22,312       17,065             (12)     17,153(b)     22,212

YEAR ENDED JUNE 30, 1996
Allowance for doubtful receivables......   $   4,595    $   1,285    $     733(c)  $     301(a)  $   6,312
Accrued warranty expense................      19,739       11,339        1,072(c)      9,838(b)     22,312

------------------------

(a) Uncollectible accounts written off net of recoveries.

(b) Warranty claims honored during the year.

(c) Amounts added during the year due to acquisition of J&E Hall.

                                    PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

INTRODUCTION

NAME                                        AGE                                    POSITION
--------------------------------------      ---      ---------------------------------------------------------------------

Joseph B. Hunter......................          61   President and Chief Executive Officer and Director

Gerald L. Boehrs......................          57   Executive Vice President and Chief Operating Officer of Filtration
                                                     Products Group and Director

Michael J. Christopher................          54   Executive Vice President and Director

Andrew R. Morrison....................          47   Chief Financial Officer and Secretary

Bruce D. Krueger......................          36   Controller and Assistant Secretary

Harry E. Carmitchel...................          47   Vice President and General Manager of Applied Products

Donald L. Rittgers....................          51   Vice President and General Manager of Terminal Air Conditioning

Gary R. Boyd..........................          46   Vice President of Human Resources

Dixie L. Randle.......................          45   General Counsel and Assistant Secretary

Ronald J. Pederson....................          40   Treasurer

Ho Nyuk Choy..........................          44   Director

Tan Sri Quek Leng Chan................          55   Director

Liu Wan Min...........................          54   Director

Roger Tan Kim Hock....................          51   Director

    JOSEPH B. HUNTER has served as Chief Executive Officer of the Company since May 1994. Prior to joining the Company, Mr. Hunter served for 21 years in various executive capacities for York International Corporation and for his last 13 years with York as President of its International Business Group until March 1994.

    GERALD L. BOEHRS has served as Executive Vice President of the Company since May 1994 and currently is the Chief Operating Officer of the Filtration Products Group. He served as the Chief Operating Officer of the Commercial Air Conditioning Group from May 1996 through April 1998 and Chief Operating Officer of the Filtration Products Group from May 1994 to May 1996. From 1992 to 1994, Mr. Boehrs served as Executive Vice President and General Manager of the Filtration Products Group. From 1989 to 1992, he served as Vice President, Technical Support. From 1987 until 1989, Mr. Boehrs headed the Company's residential HVAC business.

    MICHAEL J. CHRISTOPHER has served as the Executive Vice President of the Company since June 1996 and is currently the head of new distribution and joint ventures. Mr. Christopher has served as Chief Operations Officer of the Filtration Products Group from June 1996 through mid 1998, Vice President, Planning of the Company from June 1994 to June 1996 and served as the Chief Financial Officer from March of 1995 though November 1996. From 1984 to 1994, Mr. Christopher served in various financial and operating positions at York International Corporation, most recently in the International Group and prior to that as Vice President, Finance of its Applied Systems Group.

    ANDREW R. MORRISON has served as Chief Financial Officer and Secretary of the Company since July 1997 and served as the Treasurer from December 1995 until July 1997. From 1992 until 1995, Mr. Morrison served as Assistant Treasurer of PHH Corporation, a provider of vehicle management, relocation, real estate and mortgage banking services. From 1989 to 1992, Mr. Morrison served as Director of Corporate Finance of British Petroleum plc.

    BRUCE D. KRUEGER has served as Vice President and Corporate Controller of the Company since October of 1997. He joined the Company as Vice President and Global Controller of AAF in January of 1996 and has worked in the air filtration industry since 1992. Prior to 1992, Mr. Krueger served as Director of Internal Audit at Clarcor and was with Coopers & Lybrand from 1984 to 1990.

    HARRY E. CARMITCHEL has served as Vice President and General Manager of Applied Products since January 1998. Prior to joining the Company, he served as their consultant for one and a half years as a Principal at The Pacific Group. Mr. Carmitchel has 20 years of consulting and managerial experience.

    DONALD L. RITTGERS has served as Vice President and General Manager of Terminal Air Conditioning since 1996. He has 25 years of progressive management experience in sales, marketing, manufacturing and general management in the HVAC industry.

    GARY R. BOYD has served as Vice President of Human Resources for the Company since July 1997 and as Vice President of Human Resources for McQuay International from February 1996 until July 1997. From 1984 to 1996, Mr. Boyd served in various Human Resources positions at Cummins Engine Company, most recently as Director of Human Resources for Worldwide operations for Onan Corporation, a division of Cummins.

    DIXIE L. RANDLE has served as the General Counsel and Assistant Secretary of the Company since July 1997. From July 1994 until June 1997, Ms. Randle served as Division General Counsel of the Commercial Air Conditioning Group, and from May 1993 to July 1994, as Senior Attorney for the Group. Prior to 1993, she served on the in-house counsel staff of the Lehndorff Group of Companies, a commercial real estate investment and property management group.

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

    TAN SRI QUEK LENG CHAN has served as Executive Chairman of Hume since 1990. He has served as Group Chief Executive Officer of Hong Leong since 1968. Mr. Quek currently serves as Executive Chairman of Hong Leong Credit Berhad, Hong Leong Bank Berhad, Hong Leong Industries Berhad, Malaysian Pacific Industries Bhd, Hong Leong Properties Berhad, Tasek Cement BHD, C.I. Holdings Berhad and Camerlin Group Berhad and as Chairman of Nanyang Press (Malaya) Berhad and HLG Capital Berhad. Mr. Quek is a Director of OYL and Southern Steel Berhad.

    LIU WAN MIN has served as Deputy Chairman of OYL since 1993. From 1974 to 1993, Mr. Liu served as Group Managing Director of OYL. From 1996 through 1997, Mr. Liu has served as the Group Managing Director of Nanyang Press Bhd, a Hong Leong Group Company.

    ROGER TAN KIM HOCK has served as President and Chief Executive Officer of Hume since 1993. From 1988 to 1993, he served as Chief Executive Officer of HLG Securities Sdn Bhd. From 1985 through 1988 he served as the Managing Director of Hong Leong Industries Berhad and from 1976 through 1985, he served as the General Manager of Hong Leong Property Sdn Bhd. Mr. Tan serves as a Director of Hume.

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

ITEM 11. EXECUTIVE COMPENSATION

    SUMMARY COMPENSATION TABLE

    The following table sets forth information concerning compensation paid or accrued by the Company to the Chief Executive Officer and each of the next four most highly compensated executive officers of the Company, for services rendered in all capacities to the Company and its subsidiaries during the years ended June 30, 1998, June 30, 1997, and June 30, 1996 .

                                              ANNUAL COMPENSATION
                                              --------------------
                                                                                                     LONG TERM
                                                                                                     INCENTIVE
                                                                    OTHER ANNUAL     SECURITIES        PLAN
                                                                    COMPENSATION     UNDERLYING      PAYOUTS $      ALL OTHER
NAME                                 YEAR     SALARY $    BONUS $       $(A)        OPTIONS/SARS       # (I)     COMPENSATION $
---------------------------------  ---------  ---------  ---------  -------------  ---------------  -----------  ---------------

Joseph B. Hunter.................       1998    413,243    225,500           --           22.70             --         14,988(b)
  President and Chief Executive         1997    402,120    140,000           --              --             --          6,763(b)
  Officer                               1996    365,095    400,625           --              --             --         12,219(b)

Gerald L. Boehrs.................       1998    212,521    110,765(d)      35,612(e)         2.12           --          7,977(b)
  Executive Vice President              1997    207,022         --           --              --        136,557(c)        6,889(b)
                                        1996    177,323     87,975           --              --                         7,026(b)

Michael J. Christopher...........       1998    205,286     78,409           --            1.92             --          8,266(b)
  Executive Vice President              1997    198,638         --           --              --             --          6,537(b)
                                        1996    175,077    102,272           --              --             --         10,267(b)

Andrew R. Morrison...............       1998    179,124     61,069           --            1.34             --          6,889(b)
  Chief Financial Officer and           1997    141,516         --           --              --             --             --(b)
  Secretary                             1996     74,039(f)    25,000          --             --             --             --(b)

Harry E. Carmitchel..............       1998    249,165(f)   120,563(g)      46,227(h)           --         --             --
  Vice President                        1997         --         --           --              --             --             --
                                        1996         --         --           --              --             --             --

------------------------

(a) Unless otherwise indicated, the aggregate dollar cost to the Company of perquisites and other personal benefits received by the executives did not exceed the lesser of $50,000 or 10% of the total amounts reported in the Salary and Bonus columns.

(b) Represents contributions by the Company to the Company's 401(k) plan.

(c) Represents payouts from the Predecessor Company's Equity Participation Plan.

(d) Included in this bonus is a relocation bonus of $50,000 given to Mr. Boehrs for his relocation from Minneapolis to Louisville as he assumed the Chief Operating Officer of Filtration Products Group position.

(e) Represents reimbursement for relocation and moving expense and includes repayment on a promissory note. Mr. Boehrs was reimbursed $25,527 for relocation expenses including temporary living expenses and closing cost. The reimbursement for moving expenses totaled $10,085.

(f) Represents approximately six months of salary as Mr. Morrison joined the Company in December of 1995 and Mr. Carmitchel began his employment with the Company in January of 1998. Additionally, Mr. Carmitchel was paid $164,550 for consulting services performed from July of 1997 through December of 1997 prior to his employment with the Company.

(g) Included in this bonus is a $100,000 guaranteed bonus provided to Mr. Carmitchel to fulfill the Company's contractual obligation from the original consulting agreement in order that Mr. Carmitchel would become an employee of the Company.

(h) Represents reimbursement for relocation and moving expenses amounting to $46,227. Mr. Carmitchel was reimbursed $30,797 for relocation expenses including temporary living expenses and closing costs. The reimbursement for moving expenses totaled $15,430.

(i) Represents granted stock options for shares of AAF-McQuay Group, Inc. shares

    STOCK OPTION PLAN

    In 1997, the Company adopted a Stock Option Plan which provides for the grant of non-qualified stock options to certain members of management and key employees to purchase the common stock of the Company's parent AAF-McQuay Group Inc. The Company granted options under the stock option plan during fiscal year 1998. The related impact to the Statement of Operations was based on an independent valuation of the Company at or near the grant date.

    The following table sets forth certain information concerning options granted during fiscal year 1998 to the Chief Executive Officer and to each of the next four most highly compensated executive officers:

                                                                                                                  POTENTIAL
                                                                                                                  REALIZABLE
                                                                                                                  VALUE AT
                                                                                                                   ASSUMED
                                                                                                                   ANNUAL
                                                                                                                  RATES OF
                                                                                                                    STOCK
                                                           INDIVIDUAL GRANTS                                        PRICE
                                                  ------------------------------------                            APPRECIATION
                                                      NUMBER OF                                                      FOR
                                                     SECURITIES      PERCENT OF TOTAL                              OPTION
                                                     UNDERLYING       OPTIONS GRANTED    EXERCISE                   TERM
                                                       OPTIONS        TO EMPLOYEES IN      PRICE     EXPIRATION   ---------
                      NAME                           GRANTED (#)        FISCAL 1998       ($/SH)        DATE       0% ($)
------------------------------------------------  -----------------  -----------------  -----------  -----------  ---------
Joseph B. Hunter................................           7.05                 18%        188,889     12/10/07     350,015
  President and Chief Executive Officer                   15.65                 41%        196,890     12/10/07     651,992
Gerald L. Boehrs................................           2.12                  5%        203,214     12/10/07      --
  Executive Vice President
Michael J. Christopher..........................           1.92                  5%        203,214     12/10/07      --
  Executive Vice President
Andrew R. Morrison..............................           1.34                3.5%        203,214     12/10/07      --
  Chief Financial Officer
Harry E. Carmitchel.............................                            --              --                       --
  Vice President

                      NAME                          5% ($)     10% ($)
------------------------------------------------  ----------  ----------
Joseph B. Hunter................................   1,401,632   3,020,805
  President and Chief Executive Officer            2,986,208   6,580,543
Gerald L. Boehrs................................     103,440     419,925
  Executive Vice President
Michael J. Christopher..........................      93,681     380,310
  Executive Vice President
Andrew R. Morrison..............................      65,382     265,424
  Chief Financial Officer
Harry E. Carmitchel.............................      --          --
  Vice President

    A summary of the granted options and their respective fiscal year end values for the Chief Executive Officer and each of the next four most highly compensated executive officers is as follows:

                                                                 SHARES        NUMBER OF                  VALUE OF
                                                               ACQUIRED ON   UNEXCERCISED    EXERCISE   "EXERCISABLE"
                                                                EXERCISE        OPTIONS       PRICE       OPTIONS
                                                              -------------  -------------  ----------  ------------

Joseph B. Hunter............................................                        7.05    $  188,889   $  350,015
  President and Chief Executive Officer                              none          15.65       196,890      651,992

Gerald L. Boehrs............................................
  Executive Vice President                                           none           2.12       203,214            0

Michael J. Christopher......................................
  Executive Vice President                                           none           1.92       203,214            0

Andrew R. Morrison..........................................
  Chief Financial Officer and Secretary                              none           1.35       203,214            0

Harry E. Carmitchel.........................................
  Vice President                                                     none             --            --           --

    EMPLOYMENT AGREEMENT

    As of the OYL Acquisition date, AAF-McQuay Group Inc., the Company's parent, entered into an employment agreement with Mr. Hunter. Pursuant to this agreement, Mr. Hunter serves as President and Chief Executive Officer of the Company at a current base salary of $413,243 per year and a bonus of not less than $140,000 per year. Mr. Hunter's employment agreement expires May 2, 1999.

    EMPLOYEE BENEFIT PLANS

    EQUITY PARTICIPATION PLAN. Effective January 1, 1991 the Company established an Executive Employment and Compensation Plan (the "Equity Participation Plan") and entered into Executive Employment and Compensation Agreements with certain executive officers of the Company including Mr. Boehrs (referred to herein as a "NEPI Holder"). Under the Equity Participation Plan, the Company agreed to provide each such officer a contingent net equity participation interest (a "NEPI Interest") in the Company under certain circumstances, with Mr. Boehrs at 0.4%.

    Pursuant to the Equity Participation Plan, as modified effective May 2, 1994 and in connection with the OYL Acquisition, 10% of each NEPI Holder's NEPI Interest is designated a Reserve Amount and 90% of each NEPI Holder's NEPI Interest has been paid or is payable by the Company to the NEPI Holder pursuant to the following formula: one-third on May 2, 1994; one-third on May 2, 1995; and one-third on May 2, 1997. On April 29, 1994 the Company established and funded an irrevocable trust for the purpose of making such NEPI Interest payments to NEPI Holders in due course. On May 2, 1996, the final distributions were made from the trust. On July 8, 1998, the reserve was paid out to the NEPI Holders in conjunction with the settlement of the indemnification agreement.

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

    The annual benefit amount, commencing at normal retirement age and payable as a single life annuity, under the Retirement Plan for Mr. Boehrs is approximately $1,777.

    SENIOR EXECUTIVE SEVERANCE PLAN. Effective April 26, 1994 the Company established a Senior Executive Severance Plan (the "Severance Plan") and, pursuant thereto, entered into senior executive severance agreements with certain executive officers of the Company including Mr. Boehrs. Pursuant to the Severance Plan and the applicable agreements, upon involuntary termination without good cause of such executive officer, the executive officer will be entitled to receive his base salary as then in effect for a maximum period of 12 months and cash in respect of certain retirement benefits. Pursuant to such agreements, involuntary termination "without good cause" is defined to include
(i) any termination that does not result from material dishonesty, significant fraud, willful negligence or gross and material malfeasance detrimental to the Company or (ii) any requirement that the executive be based or perform services at a new location, a material change in the position, duties, authority or responsibilities of the executive or any decrease in the executive's compensation.

    SALARY CONTINUATION PLAN. Effective January 1, 1990, the Company established an Executive Salary Continuation Plan (the "Salary Continuation Plan") for certain executive officers and key employees of the Company which provides for compensation in the event of retirement or death.

    In the event a participant retires after he attains the age of 65 the Company is required to pay to the participant a specified amount ($50,000 per year in the case of Mr. Boehrs) until the earlier of (i) the date of death of the participant or (ii) the first day of the month following the ninth anniversary of the date of retirement of the participant. The Salary Continuation Plan further provides for adjustments in the event of early retirement. In the event the participant becomes totally disabled or is terminated involuntarily without good cause, the participant will remain eligible for the benefits. In the event of the death of a participant while actively employed by the Company, the Company will make such payments to the designated beneficiary of the participant. Effective May 22, 1997, Mr. Boehrs is fully vested in all rights upon his termination of employment with the Company, whether voluntary or involuntary, with or without good cause, or due to disability or death, as if Mr. Boehrs had attained the age of 65 at the time of termination, whether or not he has in fact reached that age.

    COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    Mr. Hunter is the only officer or employee of the Company who participated in deliberations of the Company's Board of Directors concerning executive officer compensation during the last fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                             PRINCIPAL STOCKHOLDERS

    The following table sets forth information as of June 30, 1998 with respect to the beneficial ownership of shares of the Company's Common Stock by each person known to the Company to own 5% or more of its Common Stock (determined in accordance with the applicable rules of the Commission), and by the Company's directors and current executive officers and such directors and executive officers as a group.

                   COMMON STOCK, PAR VALUE $100.00 PER SHARE

NAME                                                                         NUMBER OF SHARES      PERCENT OUTSTANDING
--------------------------------------------------------------------------  -------------------  -----------------------
AAF-McQuay Group Inc.(a)..................................................           2,947                    100
  Legg Mason Tower, Suite 2800
  111 South Calvert Street
  Baltimore, Maryland 21202
All current directors and executive officers as a group (13 persons)(a)                  0                      0

------------------------

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

SECURITY OWNERSHIP OF MANAGEMENT IN PARENTS OF THE COMPANY

    The following tables set forth information as of June 30, 1998 for OYL and Hume pertaining to the beneficial ownership of shares of the respective company's equity securities by the Company's directors and current executive officers and such directors and executive officers as a group.

                OYL ORDINARY SHARES, PAR VALUE RM 1.00 PER SHARE

NAME                                                                        NUMBER OF SHARES    PERCENT OUTSTANDING
--------------------------------------------------------------------------  -----------------  ---------------------
Tan Sri Quek Leng Chan....................................................       84,868,828(a)            62.7
Liu Wan Min...............................................................        6,352,200                4.7
Ho Nyuk Choy..............................................................           44,000                  *
Joseph B. Hunter..........................................................           27,500                  *
Michael J. Christopher....................................................            5,000                  *
All current directors and executive officers as a group (13 persons)......       91,297,528               67.4

             HUME ORDINARY STOCK UNITS, PAR VALUE RM 1.00 PER UNIT

NAME                                                                        NUMBER OF SHARES    PERCENT OUTSTANDING
--------------------------------------------------------------------------  -----------------  ---------------------
Tan Sri Quek Leng Chan....................................................     123,531,455(b)             49.9
All current directors and executive officers as a group (13 persons)......       123,531,455              49.9

------------------------

  * Less than one percent (1%).

(a) Includes 84,868,828 shares held by Hume, a company publicly traded on the Kuala Lumpur Stock Exchange. Approximately 49.9% of the outstanding stock of Hume is owned by Hong Leong (Hong Leong Group, Level 8, Wisma Hong Leong, 18 Janlan Perak, 50450 Kuala Lumpur, Malaysia). Tan Sri Quek Leng Chan is the Executive Chairman of Hume and a controlling shareholder of Hong Leong.

(b) Includes 123,531,455 shares held by Hong Leong.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

    The Company also has available letter of credit facilities totaling $25 million that are supported by letters of credit from OYL which were fully utilized at June 30, 1998 and June 30, 1997. The commitments made under these new facilities expire in March 1999, but may be extended annually for successive one year periods with the consent of OYL and the banks providing the facilities. No fees were paid to OYL in connection with the letter of credit facilities.

    The Company has entered into trademark license and royalty agreements with O.Y.L. Manufacturing Company SDN BHD ("OMC") (the "OMC Agreement"), Shenzhen O.Y.L. Electrical Co. Ltd. ("Shenzhen") (the "Shenzhen Agreement") and P.T. O.Y.L. Sentra Manufacturing ("PT OYL") (the "PT OYL Agreement"). Pursuant to such Agreements, the Company has granted OMC, Shenzhen and PT OYL, respectively, nonexclusive, nontransferable rights and licenses to use the trademark "McQuay" in connection with the sale and marketing of certain products exclusively through Shenzhen's, OMC's and PT OYL's respective international distribution networks. In exchange for such grants, OMC, Shenzhen and PT OYL have each agreed to pay the Company earned royalty payments ranging from 2% to 5% of the accumulated net sales of such products. The Company has been paid or was owed $227,000 pursuant to the OMC Agreement, $124,000 pursuant to the Shenzhen Agreement, and $18,000 pursuant to the PT OYL Agreement for the year ended June 30, 1998. Each of OMC, Shenzhen, and PT OYL are subsidiaries of OYL.

    In August 1995, the Company entered into an agreement with Wuhan-McQuay Air Conditioning & Refrigeration Company Ltd. ("Wuhan-McQuay"), a joint venture of Wuhan-New World Refrigeration Industrial Company Limited and McQuay Asia (Hong
Kong) Ltd., an OYL subsidiary, to license certain technology and trademarks for use in the Peoples Republic of China in exchange for a royalty of 2%-3% of net sales. Pursuant to such agreement, royalties from the first two years of the contract have been accumulated and are due in January 1999. To date, Wuhan-McQuay has accrued royalties of $138,000. The payment of the royalty payments will be made quarterly and the amount of such payments will be dependent upon Wuhan-McQuay's financial condition.

    Hong Leong and its subsidiary companies, including OYL and the Company, have a policy of buying from related companies whenever feasible. During fiscal year ended June 30, 1998 pursuant to this policy, the Company and various of its subsidiaries sold an aggregate of approximately $13.0 million of the Company's products to various OYL entities in the ordinary course of business. Sales to the various OYL entities were as follows for fiscal year 1998: , McQuay Air Conditioning Pte Limited, $6.2 million, McQuay Asia Limited, $4.8 million, American Air Filter Sdn Bhd, $1.5 million, McQuay Philippines, $267,000, and Other $200,000. Additionally, the Company purchased approximately $2.3 of product from OYL and its subsidiary companies in the ordinary course of business. Purchases from OYL entities were as follows for 1998: OYL Manufacturing Sdn Bhd, $1.9 million, McQuay Asia Limited, $182,000, and American Air Filter Sdn Bhd, $172,000. The Company does not expect a change in this policy and plans to continue to buy from and sell to OYL and Hong Leong related entities in the future.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) Financial Statements

        1.  Financial Statements

           Report of the Independent Auditors

           Consolidated Balance Sheets--
           at June 30, 1998 and June 30, 1997

           Consolidated Statements of Operations--
           Years ended June 30, 1998, June 30, 1997, and June 30, 1996

           Consolidated Statements of Cash Flows--
           Years ended June 30, 1998, June 30, 1997, and June 30, 1996

           Consolidated Statements of Stockholder's Equity--
           Years ended June 30, 1998, June 30, 1997, and June 30, 1996

        2.  Financial Statement Schedules

        II. Valuation and Qualifying Accounts and Reserves

           All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

    (b) Exhibits

      3.1  Articles of Incorporation(1)

      3.2  By-Laws(1)

      4.1  Indenture dated as of February 14, 1997 with IBJ Schroder Bank and Trust Company(2)

      4.2  Form of Note (included in Exhibit 4.1)

     10.1  Employment Agreement dated May 2, 1994 with Joseph B. Hunter(1)

     10.2  Executive Employment and Compensation Agreement dated January 1, 1991 with Gerald L.
           Boehrs(1)

     10.3  NEPI Modification Agreement dated May 2,1994 with Gerald I. Boehrs(1)

     10.4  NEPI Relinquishment and Release Agreement dated May 2, 1994 with Gerald L. Boehrs(1)

     10.5  NEPI Indemnification Modification Agreement dated May 2, 1994 with Gerald L.
           Boehrs(1)

     10.6  Senior Executive Severance Agreement dated April 26, 1994 with Gerald L. Boehrs(1)

     10.7  Executive Salary Continuation Agreement dated July 25, 1990 with Gerald L. Boehrs(1)

     10.8  $11,500,000 Note dated May 2, 1994 to Bank One, Texas, N.A.(1)

     10.9  $13,500,000 Reimbursement Agreement dated March 22, 1995 with the Bank of Nova
           Scotia(1)

    10.10  L22,000,000 Line of Credit Agreement dated November 30, 1995 with Bank of America(1)

    10.11  $11,500,000 Amended Line of Credit Agreement dated April 5, 1995 with Citibank
           N.A.(1)

    10.12  SnyderGeneral Stock Purchase Agreement dated March 31, 1994 with OYL, Richard W.
           Snyder and certain other parties listed therein(1)

    10.13  SnyderGeneral Tax Indemnification Agreement dated May 2,1994 with Richard W. Snyder and certain other parties listed therein(1)

    10.14  Final Form of J&E Hall Stock Purchase Agreement dated         , 1995 with APV plc(1)

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (CONTINUED)

    10.15  Trademark License and Royalty Agreement dated December 27, 1995 with P.T. O.Y.L.
           Sentra Manufacturing(1)

    10.16  Trademark License and Royalty Agreement dated December 27, 1995 with Shenzhan O.Y.L.
           Electrical Company Ltd.(1)

    10.17  Trademark License and Royalty Agreement dated December 27, 1995 with O.Y.L.
           Manufacturing Company SDN BHD(1)

    10.18  Technology Licensing Agreement dated August 8, 1995 with McQuay-Wuhan Air
           Conditioning & Refrigeration Company Ltd.(1)

    10.19  Asset Transfer Agreement dated May 29, 1995 by and among AAF Asia Pte., Ltd. and
           McQuay Air Conditioning (Singapore) Pte. Ltd.(1)

    10.20  Supply and Procurement Agreement dated May 2, 1994 with EnergyLine Systems, Inc.(1)

    10.21  Credit Agreement dated July 21, 1994 with the Bank of Nova Scotia, Bank Bumiputra
           Malaysia Berhad, New York Branch and certain financial institutions listed therein(1)

    10.22  First Amendment to Credit Agreement dated April 14, 1995 with the Bank of Nova
           Scotia, Bank Bumiputra Malaysia Berhad, New York Branch and certain financial institutions listed therein(1)

    10.23  Second Amendment to Credit Agreement dated November 28, 1995 with the Bank of Nova
           Scotia, Bank Bumiputra Malaysia Berhad, New York Branch and certain financial institutions listed therein(1)

    10.24  Third Amendment to Credit Agreement dated February 7, 1996 with The Bank of Nova
           Scotia, Bank Bumiputra Malaysia Berhad, New York Branch and certain financial institutions listed therein(1)

    10.25  Fourth Amendment to Credit Agreement dated August 1996 with The Bank of Nova Scotia,
           Bank Bumiputra Malaysia Berhad, New York Branch and certain financial institutions listed therein(5)

    10.26  Fifth Amendment to Credit Agreement dated August 1997 with The Bank of Nova Scotia,
           Bank Bumiputra Malaysia Berhad, New York Branch and certain financial institutions listed therein(5)

    10.27  Stock Option Plan effective January 1, 1996(4)

    10.28  Employment Agreement dated December 23, 1997, with Harry E. Carmitchel(5)

    10.29  Agreement to Fully Vest Rights under the Executive Salary Continuation Agreement dated May 22, 1998 with Gerald L. Boehrs(5)

    10.30  Amended and Restated Tax Indemnification Agreement with Richard W. Snyder and certain other parties mentioned therein(5)

    10.31  Indemnification Settlement Agreement and Complete and Permanent Release with OYL,
           Richard W. Snyder and certain other parties mentioned therein(5)

    10.32  Sixth Amendment to Credit Agreement dated June 26, 1998 with The Bank of Nova Scotia,
           Bank Bumiputra Malaysia Berhad, New York Branch and certain financial institutions listed therein(5)

     21    Subsidiaries(5)

     24    Power of Attorney(5)

     27    Financial Data Schedule(5)

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (CONTINUED)
------------------------

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

(5) Filed herewith.

    (c) Reports on Form 8-K.

           The Company did not file any reports on Form 8-K for the three month period ended June 30, 1998.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Baltimore, State of Maryland, on September 18, 1998.

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

          SIGNATURE                        TITLE                    DATE
------------------------------  ---------------------------  -------------------

     /s/ JOSEPH B. HUNTER       Principal Executive Officer
------------------------------                               September 18, 1998
       Joseph B. Hunter

    /s/ ANDREW R. MORRISON      Chief Financial Officer
------------------------------    (Principal Financial       September 18, 1998
      Andrew R. Morrison          Officer)

     /s/ BRUCE D. KRUEGER       Controller (Principal
------------------------------    Accounting Officer)        September 18, 1998
       Bruce D. Krueger

The Board of Directors:

    Joseph B. Hunter                           Michael J. Christopher
    Liu Wan Min                                Quek Leng Chan
    Ho Nyuk Choy                               Roger Tan Kim Hock
    Gerald L. Boehrs

By: /s/JOSEPH B. HUNTER                        September 18, 1998
   Joseph B. Hunter
   Attorney-in-Fact

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

    No annual report or proxy materials have been sent to security-holders during the period covered by this report.

                                 EXHIBIT INDEX

    NUMBER   DESCRIPTION
-----------  --------------------------------------------------------------------------------------------------------

     10.28   Employment Agreement dated December 23, 1998 with Harry E. Carmitchel

     10.29   Agreement to Fully Vest Rights under the Executive Salary Continuation Agreement dated May 22, 1998 with
             Gerald L. Boehrs

     10.30   Amended and Restated Tax Indemnification Agreement with Richard W. Snyder and certain other parties mentioned therein

     10.31   Indemnification Settlement Agreement and Complete and Permanent Release with OYL, Richard W. Snyder and certain other parties mentioned therein

     10.32   Sixth Amendment to Credit Agreement dated September 1998 with The Bank of Nova Scotia, Bank Bumiputra
             Malaysia Berhad, New York Branch and certain financial institutions listed therein

        21   Subsidiaries

        24   Power of Attorney

        27   Financial Data Schedule