Form 10-Q
period 1998-10-03
AAF MCQUAY INC
filed 1998-11-17
CIK 1005272

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)


[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended    October 3, 1998
                              ------------------------
                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


For the transition period from  _______ to _______


Commission file number:               33-80701



                                 AAF-MCQUAY INC.
-------------------------------------------------------------------------------
             (Exact name of Registrant as Specified in Its Charter)


            Delaware                                   41-0404230
-------------------------------           ------------------------------------
(State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
Incorporation or Organization)


111 South Calvert Street, Baltimore, Maryland             21202
---------------------------------------------           ---------
(Address of Principal Executive Offices)                (Zip Code)



Registrant's telephone number, including area code    (410) 528-2755
                                                      ---------------

                              Not applicable
--------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report.


Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes x    No
                                      ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,497 shares of Common Stock, par value $100.00 per share, were outstanding as of November 9, 1998.

                                      INDEX

                        AAF-MCQUAY INC. AND SUBSIDIARIES

                                                                                                  Page
                                                                                                  -----
Part I -         Financial Information .....................................................       3
------

Item 1.          Financial Statements(unaudited) ...........................................       3

                 Consolidated Balance Sheets as of  -
                 September 30, 1998 and June 30,1998 .......................................       3

                 Consolidated Statements of Operations -
                 Three months ended September 30, 1998 and
                 September 30, 1997 ........................................................       4

                 Condensed Consolidated Statements of Cash Flows-Three months
                 ended September 30, 1998 and September 30, 1997 ...........................       5

                 Notes to the Consolidated Financial Statements ............................       6

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of
                 Operations ................................................................       9

Part II -        Other Information .........................................................      14
-------

Item 1.          Legal Proceedings .........................................................      14

Item 6.          Exhibits and Reports on Form 8-K ..........................................      14

                 Signatures ................................................................      15


PART I:           FINANCIAL INFORMATION

         Item 1.  Financial Statements



                        AAF-McQUAY INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (dollars in thousands, except share data)


                                                                        September 30,             June 30,
                                                                            1998                   1998
                                                                    ---------------------   --------------------
                                                                        (unaudited)
                              ASSETS:

Current assets:
     Cash and cash equivalents                                                  $  7,382               $  9,697
     Accounts receivable, net                                                    237,719                238,613
     Inventories                                                                 132,907                124,793
     Other current assets                                                          8,173                  8,423
                                                                         ---------------          -------------
          Total current assets                                                   386,181                381,526

Property, plant and equipment, net                                               148,955                145,305
Cost in excess of net assets acquired and other identifiable                     238,499                250,650
intangibles, net
Other assets and deferred charges                                                 19,610                 19,397
                                                                         ---------------          -------------
          Total Assets                                                          $793,245               $796,878
                                                                         ---------------          -------------
                                                                         ---------------          -------------
               LIABILITIES AND STOCKHOLDER'S EQUITY:

Current liabilities:
     Short-term borrowings                                                      $ 78,595               $ 60,262
     Current maturities of long-term debt                                         14,768                 28,531
     Accounts payable, trade                                                     116,185                120,775
     Accrued warranty                                                             14,852                 14,947
     Other accrued liabilities                                                    84,424                 88,713
                                                                         ---------------          -------------
          Total current liabilities                                              308,824                313,228

Long-term debt                                                                   176,960                177,083
Other liabilities                                                                 93,176                100,727
                                                                         ---------------          -------------
          Total liabilities                                                      578,960                591,038

Stockholder's equity:
     Preferred stock ($1 par value; 1,000 shares authorized,
     none issued) Common stock ($100 par value; 8,000 shares authorized,
     2,497 shares issued and outstanding)                                            250                    250
     Additional paid-in capital                                                  179,915                179,915
     Retained earnings                                                            38,516                 33,185
     Accumulated other comprehensive income                                       (4,396)                (7,510)
                                                                         ---------------          -------------
          Total Stockholder's Equity                                             214,285                205,840
                                                                         ---------------          -------------

Total Liabilities and Stockholder's Equity                                      $793,245               $796,878
                                                                         ---------------          -------------
                                                                         ---------------          -------------



                 See Notes To Consolidated Financial Statements

                        AAF-McQUAY INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                             (dollars in thousands)




                                                                                    Three months ended
                                                                         --------------------------------------
                                                                             September 30,        September 30,
                                                                                 1998                 1997
                                                                         --------------------------------------

Net Sales                                                                      $ 251,400            $  245,126
Cost of Sales                                                                    183,865               178,039
                                                                         ---------------         -------------
Gross Profit                                                                      67,535                67,087
Operating Expenses:
     Selling, general and administrative                                          55,839                55,207
      Restructuring                                                                  751                     0
     Amortization of intangible assets                                             2,902                 2,900
                                                                         ---------------         -------------
                                                                                  59,492                58,107
                                                                         ---------------         -------------
Income from operations                                                             8,043                 8,980

Interest expense, net                                                              6,506                 6,558
Other (income) expense, net                                                       (4,812)                 (152)
                                                                         ---------------         -------------
Income before income taxes                                                         6,349                 2,574
Minority interest (earnings) loss                                                    (10)                  126
Income taxes                                                                       1,529                 1,158
                                                                         ---------------         -------------
Net income                                                                        $4,830                $1,290
                                                                         ---------------         -------------
                                                                         ---------------         -------------



                 See Notes To Consolidated Financial Statements

                        AAF-McQUAY INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                             (dollars in thousands)



                                                                                   Three months ended
                                                                         -------------------------------------
                                                                              September 30,      September 30,
                                                                                  1998              1997
                                                                         -------------------------------------
Cash flows from operating activities
      Net income                                                               $    4,830           $    1,290
      Adjustments to reconcile to cash from
           operating activities:
      Depreciation and amortization                                                 6,858                6,688
      Foreign currency transaction (gains) losses                                   (259)                  183
      Changes in operating assets and liabilities                                (13,060)               (3,681)
                                                                         ---------------         -------------

Net cash from operating activities                                                (1,631)                4,480

Cash flows from investing activities:
      Capital expenditures, net                                                   (5,241)               (3,637)
                                                                         ---------------         -------------
Net cash from investing activities                                                (5,241)               (3,637)

Cash flows from financing activities:
      Net borrowing (repayments) under short-term
        borrowing arrangements                                                    18,333                 4,911
      Payments on long-term debt                                                 (13,886)               (2,720)
                                                                         ---------------         -------------
Net cash from financing activities                                                 4,447                 2,191

Effect of exchange rate changes on cash                                              110                   156
                                                                         ---------------         -------------
Net increase (decrease) in cash and cash equivalents                              (2,315)                3,190
Cash and cash equivalents at beginning of period                                   9,697                10,827
                                                                         ---------------         -------------

Cash and cash equivalents at end of period                                    $    7,382           $    14,017
                                                                         ---------------         -------------
                                                                         ---------------         -------------



                 See Notes To Consolidated Financial Statements

Notes to the Consolidated Financial Statements (unaudited)

Note 1.  Basis of Presentation:

     The consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All inter-company transactions have been eliminated. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-K. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K (the "Annual Report") for the year ended June 30, 1998. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying financial statements reflect the statements of operations for the three months ended September 30, 1998 and September 30, 1997, the balance sheets at September 30, 1998, and June 30, 1998, and the consolidated statements of cash flows for the three months ended September 30, 1998 and September 30, 1997.

     The operating results for the three months ended September 30, 1998 are not necessarily indicative of the operating results that may be expected for the full year ending June 30, 1999. The Company's period end is the closest Saturday to September 30. For clarity in presentation all periods presented herein are shown to end on the 30th of the month.

     During the first quarter of fiscal year 1999, the Company made a change in accounting estimate related to its warranty provision. The Company increased its warranty provision by $2.5 million due to recent activity related to new product introductions and discontinued product lines.

Note 2.  Inventories:

     Inventories consist of the following:
     (dollars in thousands)



                                                                          September 30,             June 30,
                                                                               1998                  1998
                                                                         ---------------         -------------
      FIFO Cost:
            Raw Materials                                                       $ 54,998              $ 46,513
            Work-in-process                                                       27,583                33,493
            Finished goods                                                        46,567                40,961
                                                                         ---------------         -------------
                                                                                 129,148               120,967
            LIFO adjustment                                                        3,759                 3,826
                                                                         ---------------         -------------
                                                                                $132,907              $124,793
                                                                         ---------------         -------------
                                                                         ---------------         -------------



Note 3.  Comprehensive Income:

     In the first quarter of fiscal year 1999, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." SFAS 130 requires disclosure of total non-stockholder changes in equity in interim periods and additional disclosures of the components of non-stockholder changes in the equity on an annual basis. Total non-stockholder components in equity includes all changes in equity during a period except those resulting from investments by and distribution to stockholders.

The components of comprehensive income for the first quarters of fiscal years 1999 and 1998 were as follows:



                                                                         September 30,           September 30,
                                                                             1998                   1997
                                                                         ---------------         -------------
      Net income                                                             $     4,830          $     1,290
      Foreign currency translation adjustment                                      3,114                 (488)
                                                                         ---------------         -------------
      Total comprehensive income                                             $     7,944          $       802
                                                                         ---------------         -------------
                                                                         ---------------         -------------



Note 4.  Income Taxes:

     The tax provisions for the three month periods ended September 30, 1998 and 1997 are based on the estimated effective tax rates applicable for the full years, and after giving effect to significant unusual items related specifically to the interim periods. The difference between the Company's reported tax provision, for the three months ended September 30, 1998 and 1997, and the tax provision computed based on U.S. statutory rates is primarily attributable to nondeductible goodwill amortization and unbenefitted foreign losses. Additionally, the Company's effective tax rate for the quarter ended September 30, 1998 reflects the effect of the indemnification settlement agreement and the IRS settlement described below which was recognized as income for financial reporting purposes but is not taxable for income tax purposes. The Company estimates that its effective income tax rate for the year ended June 30, 1999 will be 45%.

     During the first quarter of fiscal year 1999, as a result of the indemnification settlement agreement and the IRS settlement described below, the Company realized certain deferred tax benefits related to periods prior to the acquisition by OYL. The effect of realizing these tax benefits was to reduce net deferred tax liabilities and goodwill by $9.7 million.

Note 5.  Restructuring:

     As described in Note 9 of the Annual Report, the Company commenced a restructuring of its Filtration Products Group in the fourth quarter of fiscal year 1998. The Company continues to implement actions in accordance with the restructuring plan. In addition, the Company restructured its German operations of the Filtration Products Group during the first quarter of fiscal year 1999, recording a charge of $0.8 million which primarily represents severance accruals.

Note 6.  Contingencies:

     Indemnification.

     The purchase agreement between OYL and the former owners of the Company contained certain indemnifications relating to specified contingencies that existed as of the acquisition date relating to certain environmental, tax and litigation matters. On July 8, 1998, the Company and the former owners entered into a settlement agreement in resolution of certain disputes which were pending before the American Arbitration Association in Dallas, Texas, concerning the interpretation of the indemnification obligation. As a result of the settlement agreement, the Company paid $10.5 million of the $11.5 million promissory note due to the former shareholders, discussed in Note 7 of the Consolidated Financial Statements, and the parties agreed to discharge claims and entitlements under the indemnification provisions in the purchase agreement. The residual balance of the promissory note has been reclassified to other liabilities for specified contingencies that existed as of the acquisition date.

     In addition, as a result of the indemnification settlement agreement and the IRS settlement described above, the Company expects to receive payments from certain former shareholders of approximately $5.0 million in fiscal year 1999. Approximately $2.1 million of the payments to be received from the former shareholders will be utilized to fund obligations relating to the IRS settlement. In conjunction with this settlement, the Company has recognized $2.9 million in other income in the first quarter of fiscal year 1999.

     Environmental Matters:

     The Company is subject to potential liability under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (CERCLA), and other federal, state and local statutes and regulations governing the discharge of pollutants into the environment and the handling and disposal of hazardous substances and waste. These statutes and regulations, among other things, impose potential liability on the Company for the cost of remediation of contamination arising from the Company's past and present operations and from former operations of other entities at sites later acquired and now owned by the Company. Many of the Company's facilities have operated for many years, and substances which are or might be considered hazardous were generated, used, and disposed of at some locations, both on- and off-site. Therefore, it is possible that environmental liabilities in addition to those described in note 14 of the Annual Report may arise in the future. The Company records liabilities if, in management's judgment, environmental assessments or remedial efforts are probable and the costs can be reasonably estimated. These accrued liabilities are not discounted. Such estimates are adjusted if necessary based upon the completion of a formal study or the Company's commitment to a formal plan of action.

     The Company is currently a plaintiff in several legal suits, assessing insurance coverage, or pursuing other actions in an attempt to recover the cost associated with above liabilities. No amounts have been recorded in the accompanying Consolidated Balance Sheets relating to any such possible recoveries.

     Income Tax:

     The Internal Revenue Service ("IRS") has completed its examination of the Company's tax returns for the years 1987 through 1994 and has issued a final executed closing agreement which was received by the Company in September.

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

Item 2.            Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

     Results of Operations:

     Net Sales

     Consolidated net sales for the first quarter of fiscal year 1999 were $251.4 million. This represents an increase of $6.3 million, or 2.6%, from $245.1 million for the first quarter of fiscal year 1998. The Commercial Air Conditioning and Refrigeration Group reported a net sales increase of $9.2 million, or 5.8%, which was offset by a decrease in net sales of $1.5 million, or 1.7%, in the Filtration Products Group for the quarter as compared to the prior year. The following table presents the Company's revenues by business segment. The first quarter of fiscal year 1999 reflects a 14 week period as compared to a 13 week period for the first quarter of 1998.



                                                                          September 30,           September 30,
                                                                              1998                    1997
                                                                         ---------------         -------------
                                                                                 (dollars in thousands)
Net sales:
  Commercial Air Conditioning and Refrigeration                           $      166,756         $     157,584
  Filtration Products                                                             88,444                89,938
  Eliminations/other                                                              (3,800)               (2,396)
                                                                         ---------------         -------------
     Total                                                                $      251,400         $     245,126
                                                                         ---------------         -------------
                                                                         ---------------         -------------



     The Commercial Air Conditioning and Refrigeration Group's net sales increased $9.2 million, or 5.8%, to $166.8 million for the first quarter of fiscal year 1999 versus the first quarter of fiscal year 1998. This increase was attained despite the sale of the industrial fan business in October of 1997 which contributed $5.8 million in the first quarter of fiscal year 1998. Excluding the fan business, net sales increased $15.0 million, or 9.9%, year over year for the first quarter.

     North American net sales increased 1.6% in the first quarter of fiscal year 1999, or 7.0% excluding the industrial fan business, compared to the first quarter of fiscal year 1998. This sales increase is primarily attributable to increased sales in air handling systems. Strong market demand for air handling rooftop, self contained and new air handling products continued to grow resulting in increased sales of $9.3 million for the first quarter of fiscal year 1999 as compared to the first quarter of fiscal year 1998. Additionally, the service organization had a net sales increase of $1.1 million for the first quarter of fiscal year 1999 as compared to the first quarter of fiscal year 1998 due to strong demand for replacement parts and retrofit demand. These net sales increases were offset by a 4.4% decrease in chiller products for the first quarter of fiscal year 1999 as compared to the first quarter of fiscal year 1998 primarily due to reduced centrifugal chiller sales. Centrifugal chiller net sales decreased in the export markets, especially the Asian regions. As a result of the weak economic conditions in the Asian markets, management believes that sales to this area will continue to slow. The decrease in centrifugal chiller net sales was partially offset by increased demand for air cooled chiller products and increased compressor sales. Terminal products net sales remained flat for the first quarter of fiscal year 1999 as compared to the first quarter of fiscal year 1998 as volume growth in terminal products was offset by an overall decline in the unit ventilator market.

     International net sales volume increased 16.3% in the first quarter of fiscal year 1999 versus the comparable period of the prior fiscal year. Domestic chiller product sales increases experienced in Italy, France and the United Kingdom and strong export sales in Italy and the United Kingdom resulted in a net sales increase of $5.1 million for the first quarter of fiscal year 1999 as compared to the first quarter of fiscal year 1998. International net sales increases also resulted from two refrigeration contracts and the establishment of a sales office in Dubai.

     Backlog for the Commercial Air Conditioning and Refrigeration Group was $125.5 million at the end of the first quarter of fiscal year 1999 as compared to $144.7 million and $138.5 million at the end of the first quarter and fiscal year end 1998, respectively. The decrease results from normal volatility in order flow, continued softness in the Asian markets and the timing of shipments. Additionally, terminal products backlog is down due to decreased unit ventilator market conditions.

     The Filtration Products Group's net sales decreased $1.5 million, or 1.7%, to $88.4 million for the first quarter of fiscal year 1999 versus the first quarter of fiscal year 1998. Compared to the first quarter of fiscal year 1998, domestic net sales remained flat and international net sales decreased 1.5% in the first quarter of fiscal year 1999. In the domestic markets, net sales increases in air filtration product markets were offset by reductions in the environmental product business resulting from the recent reorganization which focuses on core products. European net sales increased 13.6% for the first quarter of fiscal year 1999 compared to the first quarter of fiscal year 1998. This increase resulted from volume increases in air filtration products in all regions, increased volume of air pollution control systems in France and machinery filtration systems in the European markets. Asia sales decreased $4.4 million for the first quarter of fiscal year 1999 as compared to the first quarter of fiscal year 1998. This decrease is attributable to the continuing weak economic conditions in the Asian markets and a Korean project in the first quarter of fiscal year 1998 which was not repeated in the current year. Management expects sales growth in the Asian market to continue slowing due to the economic conditions being experienced in the region. Latin American environmental product sales decreased $1.2 million during the first quarter of fiscal year 1999 versus the comparable period of fiscal year 1998 due to soft market demand.

     Gross Profit

     Consolidated gross margin was $67.5 million or 26.9% of sales for the first quarter of fiscal year 1999 versus $67.1 million or 27.4% of sales for the first quarter of fiscal year 1998. In the Commercial Air Conditioning and Refrigeration Group, gross profit as a percentage of sales was 25.4% in the first quarter of fiscal year 1999 as compared to 25.8% of sales in the first quarter of fiscal year 1998. Gains in gross margin resulting from price increases and product mix of air handling products were partially offset by unfavorable manufacturing variances and lower margin sales of chiller and terminal products. The Filtration Products Group's gross profit as a percentage of sales decreased in the first quarter from 29.4% in fiscal year 1998 to 28.4% in fiscal year 1999. This decrease resulted from margin rate deterioration in Asia due to competitive price pressures and product mix in Latin America more than offsetting favorable gains in product mix in Europe.

     Operating Expenses

     Operating expenses were $59.5 million or 23.7% of sales for the first quarter of fiscal year 1999 as compared to $58.1 million or 23.7% of sales for the first quarter of fiscal year 1998. Expense reductions resulting from Company-wide cost containment measures and the reorganization of the Filtration Products Group were offset by volume related expense increases in the Commercial Air Conditioning and Refrigeration Group during the first quarter of fiscal year 1999 including commission expense increases from changes in distribution pricing and warranty expense increases related to new product introductions in the chiller business and a discontinued product line. The Filtration Products Group incurred expenses, primarily severance, related to the restructuring of its German operations. Research and development remained consistent year over year for the first quarter. The Company continues to incur certain strategic expenses to enhance its position in the global market and costs associated with upgrading software systems to enhance business performance.

     Income from Operations

     Income from operations for the first quarter of fiscal years 1999 and 1998 was $8.0 million and $9.0 million, respectively. As a percentage of sales, income from operations was 3.2% for the first quarter of fiscal year 1999 and 3.7% for the first quarter of fiscal year 1998. The Commercial Air Conditioning and Refrigeration Group had a decrease in income from operations from $5.3 million, or 3.4% of sales, to $3.8 million, or 2.3% of sales, for the first quarter of fiscal year 1999 as compared to the first quarter of fiscal year

1998, respectively, as a result of the warranty expenses noted above. The Filtration Products segment had an increase in income from operations to $4.5 million, or 5.1% of sales, in the first quarter of fiscal year 1999 from $4.3 million, or 4.8% of sales, in the first quarter of fiscal year 1998.

     Net Interest Expense and Other (Income) Expense

     Net interest expense was $6.5 million in the first quarter of fiscal year 1999 as compared to $6.6 million for the first quarter of fiscal year 1998. Net other income for the first quarter of fiscal year 1999 was $4.8 million compared to $0.2 million in the first quarter of fiscal year 1998. The Company recorded $2.9 million in other income as a result of favorable developments in the IRS audit and the tax indemnification settlement with former shareholders of the Company as described in Note 6. The Company also recorded a $1.5 million gain related to the termination of a pension plan in Canada. The remaining components of other income and expenses resulted from foreign currency gains and equity affiliate transactions.

     Liquidity and Capital Resources

     The Company's liquidity needs are provided by cash generated from operating activities and supplemented when necessary by short-term credit facilities. During the first quarter of fiscal year 1999, funds used by operating activities were $1.6 million as compared to net cash provided by operations of $4.5 million in the prior fiscal year for the comparable period. The decrease in operating cash provided for the first quarter of fiscal year 1999 reflects higher working capital requirements, primarily increased investment in inventory. During the first quarter of fiscal year 1999, cash used in investing activities was $5.2 million, reflecting increased capital spending on the information technology enhancement project. As a result of a settlement agreement reached with the former shareholders of the Company regarding certain indemnification matters, the Company retired the $11.5 million promissory note due to the former shareholders on July 8, 1998 by making a cash payment of $10.5 million. Total payments on long-term debt were $13.9 million. Cash of $18.3 million was provided by net borrowing under short-term borrowing arrangements for long term debt repayment and working capital requirements during the quarter.

     During the first quarter of fiscal year 1999, the Company amended its bank credit facility, effective as of June 30, 1998, to restate certain financial covenants. At the end of the first quarter of fiscal year 1999, the Company had approximately $39 million in additional borrowing capacity under the amended revolving credit facility.

     As a result of approaches received from interested parties, OYL has appointed BancAmerica Robertson Stephens as its financial advisor to pursue a sale process which may or may not result in a sale of the Company. The short-term credit facilities provided to two subsidiaries of the Company and supported by letters of credit from OYL (17 million for J&E Hall Limited
(U.K.) and $6.0 million for AAF-McQuay Canada Inc.) were extended from an expiration date of September 30, 1998 to December 31, 1998. In addition, the Company has secured certain domestic letter of credit facilities totaling $13.5 million that are supported by a letter of credit from OYL which expires on March 21, 1999. Each of these support arrangements may be extended for additional time periods with the consent of OYL and the banks providing the facilities. The time period of any extension will depend upon a number of factors, including the status of the sale process described earlier. Certain executive compensation programs may be triggered as a result of a sale.

     On an ongoing basis the Company strives to evaluate its various businesses and product lines with the objective to enhance shareholder value. Consistent with this strategy, the Company intends to pursue global business opportunities that are synergistic with the Company's core businesses or exit low value added or non-synergistic operations.

     Management believes, based upon current levels of operations and forecasted earnings, that cash flow from operations, together with borrowing capacity available under the Amended Credit Facility, will be adequate to make payments of principal and interest on debt, to permit anticipated capital expenditures and to fund working capital requirements and other cash needs for the foreseeable future. Nevertheless, the Company expects to remain leveraged to a significant extent and expects its debt service obligations to continue to be substantial. If the Company's sources of funds were to fail to satisfy the Company's requirements, the Company may need to amend or refinance its existing debt or obtain additional financing. There is no assurance that any such new financing alternatives would be available, and, in any case, such new financing (if available) would be expected to be more costly and burdensome than the debt agreements currently in place.

   Year 2000

    The Company established a formal Year 2000 program during the fiscal year ending June 30, 1998, which began with a worldwide assessment and development of a central data base containing an inventory of the risk elements associated with the Year 2000 issue for each of the Company's operations. The Company also appointed an overall project coordinator and established an executive review process. Prior to establishing a formal Year 2000 management process, the Company had already decided to replace substantially all of its old systems with new state-of-the-art Enterprise Resource Planning (ERP) systems. The Company currently estimates expenditures for the new systems will aggregate approximately $25.0 million (having incurred approximately $18.8 million as of September 30, 1998). Expenditures for additional remedial actions beyond those required to install new systems will be managed by the individual business units and recognized in operating expenses. The Company's management believes that modernizing its information systems is critical for the Company's stable and efficient growth, and it is the basis of the Company's strategy for resolving its Year 2000 issues.

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

    The scheduled Year 2000 activities and current status are summarized in the chart below:


         -------------------------------------------------------------------------------------------------------------
         ACTIVITY                           STATUS                     STARTING             ENDING
         -------------------------------------------------------------------------------------------------------------
         Assessment and inventory           Complete                   September 1997       January 1998
         -------------------------------------------------------------------------------------------------------------
         Coordinator and Executive review   Complete                   February 1998        May 1998
         process
         -------------------------------------------------------------------------------------------------------------
         Industrial Refrigeration ERP       Complete                   January 1997         April 1998
         -------------------------------------------------------------------------------------------------------------
         Filtration Products  ERP           In Process                 April 1997           February 1999
         -------------------------------------------------------------------------------------------------------------
         Commercial Air Conditioning ERP    In Process                 September 1997       April 1999
         -------------------------------------------------------------------------------------------------------------
         Product compliance                 In Process                 May 1998             TBD
         -------------------------------------------------------------------------------------------------------------
         Materials suppliers                In Process                 June 1998            TBD
         -------------------------------------------------------------------------------------------------------------
         Other IT issues including third    Scheduled                  September 1998       TBD
         parties
         -------------------------------------------------------------------------------------------------------------
         Equipment and facilities           Scheduled                  September 1998       TBD
         -------------------------------------------------------------------------------------------------------------



The Year 2000 activities are currently on schedule, and the Company anticipates successful implementation of the scheduled ERP projects and systems upgrades.

    Failure by the Company to complete successfully the planned ERP projects and systems upgrades or a failure by the Company's third party suppliers and/or service providers to produce or deliver critical components or to transport services could cause disruption in the Company's ability to manufacture and/or deliver timely its products to its customers, which could result in increased expenses, reduced billings and potential litigation. The precise costs associated with such risks are difficult to predict at this time. The Company currently does not have a contingency plan in place in the event it does not complete all phases of the Year 2000 program. The Company plans to continue to evaluate the status of completion of its Year 2000 program and determine whether a contingency plan is necessary.

      Forward-Looking Statements

      When used in this report by management of the Company, from time to time, the words "believes," "anticipates," and "expects" and similar expressions are intended to identify forward-looking statements that involve certain risks and uncertainties. A variety of factors could cause actual results to differ materially from those anticipated in the Company's forward-looking statements, some of which include risk factors previously discussed in this and other SEC reports filed by the Company. These risk factors include, but are not limited to, general economic conditions, environmental laws and regulations, the weakening Asian markets, unforeseen competitive pressures, warranty expenses, market acceptance of new products, unseasonably cool spring or summer weather, a slow down in the chiller market, unforeseen difficulties in maintaining mutually beneficial relationships with strategic initiatives partners, the Year 2000 issue, and the potential sale process. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date thereof. The Company undertakes no obligation to publicly release the results of any events or circumstances after the date hereof to reflect the occurrence of unanticipated events.

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings

         The Internal Revenue Service ("IRS") has completed its examination of the Company's tax returns for the years 1987 through 1994 and has issued a final executed closing agreement which was received by the Company in September.

Item 6.  Exhibits and Reports on Form 8-K

               (a)  Exhibits


                Number                      Description
                ------                      -----------
                Exhibit 27                  Financial Data Schedule ( filed herewith)

                Exhibit 10.1                Severance Agreement dated September 8, 1998 with Joseph B. Hunter

                Exhibit 10.2                Divestment Incentive Program Agreement dated September 8, 1998 with Gerald L. Boehrs*

                Exhibit 10.3                Divestment  Incentive  Program  Agreement  dated  September  8, 1998 with  Michael  J.
                                            Christopher*

                Exhibit 10.4                Divestment  Incentive  Program  Agreement  dated  September  8,  1998  with  Andrew R.
                                            Morrison*




              * Portions of the document have been omitted pursuant to a request for confidential treatment. The full documents have been filed separately.

              (b)  Reports on Form 8-K

                   There were no reports filed on Form 8-K during the period.

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            AAF-MCQUAY INC.





DATE   November 10, 1998            By:     /S/   ANDREW R. MORRISON
     -------------------                    ------------------------
                                            Andrew R. Morrison
                                            Chief Financial Officer


DATE   November 10, 1998                    /S/   BRUCE D. KRUEGER
     --------------------                   ------------------------
                                            Bruce D. Krueger Controller
                                            (Principal Accounting Officer)

                                             Exhibit Index



Number                                    Description
------                                    -----------
     Exhibit 27                           Financial Data Schedule ( filed herewith)

     Exhibit 10.1                         Severance Agreement dated September 8, 1998 with Joseph B. Hunter

     Exhibit 10.2                         Divestment Incentive Program Agreement dated September 8, 1998 with Gerald
                                          L. Boehrs*

     Exhibit 10.3                         Divestment Incentive Program Agreement dated September 8, 1998 with Michael
                                          J. Christopher*

     Exhibit 10.4                         Divestment Incentive Program Agreement dated September 8, 1998 with Andrew
                                          R. Morrison*



* Portions of the document have been omitted pursuant to a request for confidential treatment. The full documents have been filed separately.