Form 10-Q/A
period 1998-10-03
AAF MCQUAY INC
filed 1999-02-11
CIK 1005272

5

      UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549
                          FORM 10-Q
                       AMENDMENT NO. 1

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
   (Exact name of Registrant as Specified in Its Charter)


        Delaware                             41-0404230
(State or Other Jurisdiction of                   (I.R.S.
Employer Identification No.)
Incorporation or Organization)


111 South Calvert Street, Baltimore, Maryland
21202
(Address of Principal Executive Offices)
(Zip Code)



Registrant's telephone number, including area code     (410)
528-2755


                         Not applicable
Former Name, Former Address and Former Fiscal Year, if
Changed Since Last Report.


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

                      INDEX

         AAF-MCQUAY INC. AND SUBSIDIARIES
                                                      Page

Part II - Other Information.................           3

Item 6.  Exhibits and Reports on Form 8-               3
K.........................................

                                                       4
Signatures........................................
 ......................................

PART II:  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

          (a)  Exhibits

            Number           Description

          Exhibit 10.2       Divestment  Incentive  Program
                             Agreement  dated September  8,
                             1998 with Gerald L. Boehrs *
          Exhibit 10.3       Divestment  Incentive  Program
                             Agreement  dated September  8,
                             1998    with    Michael     J.
                             Christopher *
          Exhibit 10.4       Divestment  Incentive  Program
                             Agreement  dated September  8,
                             1998  with Andrew R.  Morrison
                             *

* Portions of the document have been omitted pursuant to a request for confidential treatment. The full document has been filed separately.

SIGNATURES
-------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              AAF-MCQUAY INC.





DATE   February 8, 1999       By:  /S/   ANDREW R. MORRISON
                              Andrew R. Morrison
                              Chief Financial Officer

DATE   February 8, 1999            /S/   BRUCE D. KRUEGER
                              Bruce D. Krueger
                              Controller
                              (Principal Accounting Officer)
                        Exhibit Index

Number                   Description

 10.2 Divestment Incentive Program Agreement dated September 8, 1998 with Gerald L. Boehrs *
 10.3 Divestment Incentive Program Agreement dated September 8, 1998 with Michael J. Christopher *
 10.4 Divestment Incentive Program Agreement dated September 8, 1998 with Andrew R. Morrison *


* Portions of the document have been omitted pursuant to a request for confidential treatment. The full document has been filed separately.





BA3DOCS1/0106381.01