Form 10-Q
period 1999-01-02
AAF MCQUAY INC
filed 1999-02-16
CIK 1005272

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)


[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended JANUARY 2, 1999


                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


For the transition period from  _______ to _______


Commission file number:               33-80701



                                 AAF-MCQUAY INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as Specified in Its Charter)


            DELAWARE                                41-0404230
(State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
Incorporation or Organization)


111 SOUTH CALVERT STREET, BALTIMORE, MARYLAND             21202
(Address of Principal Executive Offices)               (Zip Code)


Registrant's telephone number, including area code   (410) 528-2755
                                                     ----------------

                                 NOT APPLICABLE
--------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report.


Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                       --    --
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,497 shares of Common Stock, par value $100.00 per share, were outstanding as of February 8, 1999.

                                      INDEX

                        AAF-MCQUAY INC. AND SUBSIDIARIES

                                                                            PAGE
                                                                            ----

PART I -         Financial Information..........................................  3
------


Item 1.          Financial Statements (unaudited)...............................  3


                 Consolidated Balance Sheets as of  -
                 December 31, 1998 and June 30, 1998............................  3

                 Consolidated Statements of Operations -
                 Three months ended December 31, 1998 and December 31,
                 1997; and the six months ended December 31, 1998 and
                 December 31, 1997..............................................  4


                 Condensed Consolidated Statements of Cash Flows-
                 Six months ended December 31, 1998 and
                 December 31, 1997..............................................  5


                 Notes to the Consolidated Financial Statements.................  6
Item 2.          Management's Discussion and Analysis of Financial
                 Condition and Results of Operations............................ 10

PART II -        Other Information.............................................. 15
-------

Item 1.          Legal Proceedings.............................................. 15

Item 6.          Exhibits and Reports on Form 8-K............................... 15

Signatures...................................................................... 16

PART I:           FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

                        AAF-MCQUAY INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (dollars in thousands, except share data)


                                                                                December 31,        June 30,
                                                                                     1998             1998
                                                                               ----------------  ----------------
                                                                                 (unaudited)


                                   ASSETS:
Current assets:
     Cash and cash equivalents                                                       $   9,220         $   9,697
     Accounts receivable                                                               217,073           238,613
     Inventories                                                                       137,058           124,793
     Other current assets                                                                8,911             8,423
                                                                               ----------------  ----------------
          Total current assets                                                         372,262           381,526

Property, plant and equipment, net                                                     148,573           145,305
Cost in excess of net assets acquired and other identifiable intangibles, net          235,365           250,650
Other assets and deferred charges                                                       20,084            19,397
                                                                               ----------------  ----------------
          Total Assets                                                             $   776,284        $  796,878
                                                                               ----------------  ----------------
                                                                               ----------------  ----------------

                    LIABILITIES AND STOCKHOLDER'S EQUITY:

Current liabilities:
     Short-term borrowings                                                          $   71,301         $  60,262
     Current maturities of long-term debt                                               20,561            28,531
     Accounts payable, trade                                                           114,361           120,775
     Accrued warranty                                                                   15,832            14,947
     Other accrued liabilities                                                          80,815            88,713
                                                                               ----------------  ----------------
          Total current liabilities                                                    302,870           313,228

Long-term debt                                                                         167,809           177,083
Other liabilities                                                                       93,682           100,727
                                                                               ----------------  ----------------
          Total liabilities                                                            564,361           591,038

Stockholder's equity:
     Preferred stock ($1 par value; 1,000 shares authorized, none issued) Common stock ($100 par value; 8,000 shares authorized, 2,497 shares
       issued and outstanding)                                                             250               250
     Additional paid-in capital                                                        179,915           179,915
     Retained earnings                                                                  37,296            33,185
     Accumulated other comprehensive income                                            (6,168)           (7,510)
                                                                               ----------------  ----------------
          Total Stockholder's Equity                                                   211,923           205,840
                                                                               ----------------  ----------------

Total Liabilities and Stockholder's Equity                                         $   776,284        $  796,878
                                                                               ----------------  ----------------
                                                                               ----------------  ----------------



                 See Notes To Consolidated Financial Statements

                        AAF-MCQUAY INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                             (dollars in thousands)


                                               Three months ended                  Six months ended
                                        ---------------------------------  ---------------------------------
                                         December 31,     December 31,      December 31,     December 31,
                                             1998             1997              1998             1997
                                        ---------------- ----------------  ---------------  ----------------
Net Sales............................        $  215,715       $  233,380       $  467,115        $  478,506
Cost of Sales........................           160,297          171,596          344,163           349,635
                                        ---------------- ----------------  ---------------  ----------------
Gross Profit.........................            55,418           61,784          122,952           128,871
Operating Expenses:
     Selling, general and
       administrative................            48,792           53,494          103,879           108,701
     Restructuring...................               ---              ---              751               ---
     Amortization of intangible
       assets........................             2,831            2,950            5,733             5,850
                                        ---------------  ---------------- ----------------  ----------------
                                                 51,623           56,444          110,363           114,551
                                        ---------------- ----------------  ---------------  ----------------
Income from operations...............             3,795            5,340           12,589            14,320
Interest expense, net................             5,738            6,618           12,244            13,176
Other (income) expense, net.........              (661)          (7,181)          (4,721)           (7,333)
                                        ---------------- ----------------  ---------------- ---------------
Income (loss) before income taxes....           (1,282)            5,903            5,066             8,477
Minority interest earnings (loss)....              (50)            (115)             (40)             (241)
Income taxes.........................             (613)            2,656              915             3,814
                                        ---------------- ----------------  ---------------- ---------------
Net income (loss)....................        $    (719)       $    3,132       $    4,111        $    4,422
                                        ---------------- ----------------  ---------------- ---------------
                                        ---------------- ----------------  ---------------- ---------------



                 See Notes To Consolidated Financial Statements

                        AAF-MCQUAY INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                             (dollars in thousands)


                                                                          Six months ended
                                                                --------------------------------------
                                                                  December 31,         December 31,
                                                                      1998                 1997
                                                                --------------------------------------
Cash flows from operating activities
      Net income                                                     $    4,111           $    4,422
      Adjustments to reconcile to cash from
           operating activities:
      Depreciation and amortization                                      13,658               13,374
      Foreign currency transaction (gains) losses                         (232)                 (24)
      Restructuring spending                                            (3,764)                 ----
      Gain on sale of business                                             ----              (6,626)
      Changes in operating assets and liabilities                         1,750                5,147
                                                                -----------------    -----------------

Net cash from operating activities                                       15,523               16,293

Cash flows from investing activities:
      Capital expenditures, net                                         (9,931)              (9,318)
      Proceeds from sale of business                                       ----               17,133
                                                                -----------------    -----------------
Net cash from investing activities                                      (9,931)                7,815

Cash flows from financing activities:
      Net borrowings (repayments) under short-term
        borrowing arrangements                                           11,039              (6,015)
      Payments on long-term debt                                       (17,243)             (17,198)
                                                                -----------------    -----------------
Net cash from financing activities                                      (6,204)             (23,213)

Effect of exchange rate changes on cash                                     135                (178)
                                                                -----------------    -----------------
Net increase (decrease) in cash and cash equivalents                      (477)                  717
Cash and cash equivalents at beginning of period                          9,697               10,827
                                                                -----------------    -----------------

Cash and cash equivalents at end of period                           $    9,220          $    11,544
                                                                -----------------    -----------------
                                                                -----------------    -----------------

                 See Notes To Consolidated Financial Statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION:

     The consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All inter-company transactions have been eliminated. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-K. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K (the "Annual Report") for the year ended June 30, 1998. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying financial statements reflect the statements of operations for the three and six months ended December 31, 1998 and December 31, 1997, the balance sheets at December 31, 1998 and June 30, 1998, and the consolidated statements of cash flows for the six months ended December 31, 1998 and December 31, 1997.

     The operating results for the six months ended December 31, 1998 are not necessarily indicative of the operating results that may be expected for the full year ending June 30, 1999. The Company's period end is the Saturday closest to December 31. For clarity in presentation all periods presented herein are shown to end on the last calendar day of the month.

     During the first quarter of fiscal year 1999, the Company made a change in accounting estimate related to its warranty provision. The Company increased its warranty provision by $2.5 million due to current activity related to new product introductions and discontinued product lines.

NOTE 2.  INVENTORIES:

     Inventories consist of the following:

                                                          December 31,          June 30,
                                                             1998                1998
                                                       -----------------    ---------------
                                                               (dollars in thousands)

  FIFO Cost:
     Raw Materials..................................        $    52,439         $   46,513
     Work-in-process................................             32,731             33,493
     Finished goods.................................             48,197             40,961
                                                       -----------------    ---------------
                                                                133,367            120,967
     LIFO adjustment................................              3,691              3,826
                                                       -----------------    ---------------
                                                            $   137,058         $  124,793
                                                       -----------------    ---------------
                                                       -----------------    ---------------

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

The components of comprehensive income for the second quarters and first half year of fiscal years 1999 and 1998 were as follows:

                                                   Three months ended             Six months ended
                                              ------------------------------------------------------------
                                                December 31,    December 31,   December 31,   December 31,
                                                    1998            1997          1998           1997
                                              ---------------  -------------  -------------  ------------

  Net income (loss)                              $   (719)       $ 3,132         $ 4,111         $ 4,422
  Foreign currency translation adjustment.....     (1,772)          (285)          1,342            (773)
                                              ---------------  -------------  -------------  ------------
  Total comprehensive income (loss)...........   $ (2,491)       $ 2,847         $ 5,453         $ 3,649
                                              ---------------  -------------  -------------  ------------
                                              ---------------  -------------  -------------  ------------

NOTE 4.  INCOME TAXES:

     The tax provisions for the second quarter and six month periods ended December 31, 1998 and 1997 are based on the estimated effective tax rates applicable for the full years, and after giving effect to significant unusual items related specifically to the interim periods. The difference between the Company's reported tax provision, for the second quarter and six months ended December 31, 1998 and 1997, and the tax provision computed based on U.S. statutory rates is primarily attributable to nondeductible goodwill amortization and unbenefitted foreign losses. Additionally, the Company's effective tax rate for the six months ended December 31, 1998 reflects the effect of the indemnification settlement agreement and the IRS settlement which was recognized as income for financial reporting purposes but is not taxable for income tax purposes. The Company estimates that its effective income tax rate, excluding the effects of the indemnification settlement agreement and the IRS settlement, for the year ended June 30, 1999 will be 48%.

     During the first quarter of fiscal year 1999, as a result of the indemnification settlement agreement and the IRS settlement, the Company realized certain deferred tax benefits related to periods prior to the acquisition by OYL. The effect of realizing these tax benefits was to reduce net deferred tax liabilities and goodwill by $9.7 million.

NOTE 5.  FINANCIAL INSTRUMENTS:


     During the second quarter of fiscal year 1999, the Company entered into an interest rate swap with a $50 million notional amount which expires in October of 2001 to protect against possible interest rate increases. Under the terms of the swap, the Company pays a fixed rate of 4.58% and receives a floating rate (3 month LIBOR).


     The Company secures pricing on a portion of its copper and aluminum requirements through forward contracts executed with certain suppliers. At December 31, 1998, contracts for 3.0 million pounds of copper at an average price of $0.75 per pound and 1.8 million pounds of aluminum at an average price of $0.65 per pound were in place. These contracts have various expiration dates through June 30, 1999.

NOTE 6.  RESTRUCTURING:

     As described in Note 9 of the Annual Report, the Company commenced a restructuring of its Filtration Products Group in the fourth quarter of fiscal year 1998. Through December 31, 1998, the Company has spent $3.8 million of the $7.3 million restructuring reserve primarily for severance charges and professional fees. The remaining reserve relates to activities which will take place in the second half of fiscal year 1999. The Company continues to implement actions in accordance with the restructuring plan. In addition, the Company restructured the German operations of the Filtration Products Group during the first quarter of fiscal year 1999, recording a charge of $0.8 million which primarily represents severance accruals.

NOTE 7.  CONTINGENCIES:

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

     In addition, as a result of the indemnification settlement agreement and the IRS settlement, the Company expects to receive payments from certain former shareholders of approximately $5.0 million in fiscal year 1999 of which $2.4 million has been received through December 31, 1998. Approximately $2.1 million of the payments to be received from the former shareholders will be utilized to fund obligations relating to the IRS settlement. In conjunction with this settlement, the Company recognized $2.9 million in other income in the first quarter of fiscal year 1999.

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

     INCOME TAX:

     The Internal Revenue Service ("IRS") completed its examination of the Company's tax returns for the years 1987 through 1994 and issued a final executed closing agreement which was received by the Company in September of 1998.

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

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

         RESULTS OF OPERATIONS:

         NET SALES

         Consolidated net sales were $215.7 million and $467.1 million for the quarter and six months ended December 31, 1998. This represented decreases in net sales of $17.7 million, or 7.6%, for the quarter and $11.4 million, or 2.4% for the half year as compared to the comparable periods in the prior year. The Commercial Air Conditioning and Refrigeration segment's net sales decreased $9.6 million, or 6.6%, for the quarter and were flat for the six month period ended December 31, 1998 as compared to the comparable periods in the prior year. The Filtration Products segment reported a decrease in net sales for the second quarter of $8.5 million, or 9.3%, and for the half year period of $10.0 million, or 5.5%, versus the comparable periods in the prior year. The following table presents the Company's revenues by business segment.

                                                Quarter ended                     Six months ended
                                        --------------------------------- -----------------------------------
                                        December 31,     December 31,      December 31,      December 31,
                                            1998             1997              1998              1997
                                        ---------------- ---------------- ----------------- -----------------
                                                                  (dollars in thousands)
Net sales:
Commercial Air Conditioning
and Refrigeration....................      $  135,077       $  144,670        $  301,834        $  302,254
Filtration Products..................          83,478           92,007           171,923           181,945
Eliminations/ other..................         (2,840)          (3,297)           (6,642)           (5,693)
                                        ---------------- ---------------- ----------------- -----------------
    Total............................      $  215,715       $ 233,380         $ 467,115         $  478,506
                                        ---------------- ---------------- ----------------- -----------------
                                        ---------------- ---------------- ----------------- -----------------

     Commercial Air Conditioning and Refrigeration net sales decreased $9.6 million or 6.6% to $135.1 million for the second quarter of fiscal year 1999 and were relatively flat at $301.8 million for the six months ended December 31, 1998 versus the comparable periods ended December 31, 1997. North American net sales decreased 8.3% for the second quarter and 3.0% for the first half of fiscal year 1999 as compared to the comparable periods in the prior year. Applied air handling products net sales increased 13.8% and 25.1% for the second quarter and six month period ended December 31, 1998 versus the comparable periods in the prior year. Strong market demand for the rooftop, self contained and new air handling products continued from the first quarter of fiscal year 1999 to increase sales for the second quarter and first half of fiscal year 1999 versus the comparable periods in the prior year, respectively. The service organization had net sales increases of $1.1 million and $2.2 million for the second quarter and first half of fiscal year 1999 as compared to the prior year comparable periods due to strong demand for replacement parts and retrofit demand. Chiller net sales decreased 12.5% and 8.3% for the second quarter and the first half of fiscal year 1999 versus the comparable periods in the prior year primarily due to decreased centrifugal chiller sales to export markets, especially the Asian market. The second quarter net sales decrease also resulted from reduced absorption chiller sales as a result of the Company's decision in the prior year to participate selectively in this market. Increased demand for air cooled chiller products and increased compressor sales partially offset the decrease in the centrifugal chiller market for the first half of fiscal year 1999 as compared to the prior year. Export sales to Asia are expected to remain slow due to the weak Asian market conditions. Terminal product net sales decreased 18.9% and 8.0% for the second quarter and first half of fiscal year 1999, respectively, as compared to the comparable periods in fiscal year 1998. An overall decline in the unit ventilator and packaged terminal air conditioner markets contributed to the decreases.

     In the Commercial Air Conditioning and Refrigeration business segment, international sales volume increased 4.5% for both the second quarter and first half of fiscal year 1999 versus the comparable periods in fiscal year 1998. Strong chiller sales in the European markets and increased market demand in the Middle East combined to increase international sales. Additionally, the establishment of a new sales office in Dubai contributed to the net sales increase.

     Backlog for the Commercial Air Conditioning and Refrigeration segment was $127.3 million at the end of the second quarter of fiscal year 1999 as compared to $125.8 million and $138.5 million at the end of the second quarter and fiscal year end 1998, respectively. The decrease from the end of fiscal year 1998 backlog is primarily seasonal yet is also attributable to the soft unit ventilator market conditions and economic conditions in the Asian region.

         Filtration Products net sales decreased $8.5 million, or 9.3%, for the second quarter and $10.0 million, or 5.5%, for the first half of fiscal year 1999 as compared to the comparable periods in the fiscal year 1998. Compared to the comparable periods in the prior year, domestic net sales decreased 14.5% and 6.8% for the second quarter and half year ended December 31, 1998. This decrease resulted from the reorganization of the environmental products business focusing on core product lines and a weakened clean room filter market as compared to the prior year. During the same periods, international sales decreased 5.8% and 3.5%, respectively. Asian sales volume decreased $2.8 million for the second quarter and $7.2 million for the first half of fiscal year 1999 as compared to the comparable periods in fiscal year 1998 as a result of the continuing weak market conditions being experienced in the Asian region and Asian clean room markets. Management believes this trend will continue as the economic conditions remain weak in the Asian market. Latin American net sales volume decreased due to continuing soft market conditions. The decreases in the Asian and Latin American markets were partially offset by increased net sales in the European markets. European sales were flat for the second quarter and increased 6.9% for the first half of fiscal year 1999 compared to the second quarter and first half of fiscal year 1998. The increase in the first half of fiscal year 1999 results from increased volume in air filtration products, air pollution control systems in France and in machinery filtration systems in the European region.

         GROSS PROFIT

         Consolidated gross margin decreased for both the second quarter and first half of fiscal year 1999 as compared to the prior year's comparable periods at $55.4 million or 25.7% of sales and $123.0 million or 26.3% of sales, respectively. In the Commercial Air Conditioning and Refrigeration segment, gross profit as a percentage of sales remained flat for the second quarter and first half of fiscal year 1999 versus the comparable periods of fiscal year 1998. Gross margin gains resulting from price increases and product mix in applied air handling products and product mix in the European markets were offset by unfavorable manufacturing variances and lower margin product sales of chiller and terminal products. In the Filtration Products businesses, product mix and competitive pricing aimed at gaining market share in both the air filtration and environmental product lines contributed to decreases of 1.4 percentage points in the second quarter and 1.2 percentage points for the first half of fiscal year 1999 versus the comparable periods in fiscal year 1998.

         OPERATING EXPENSES

         Operating expenses were $51.6 million or 23.9% of sales for the second quarter of fiscal year 1999 versus $56.4 million or 24.2% of sales for the second quarter of fiscal year 1998. For the first half of fiscal years 1999 and 1998, operating expenses were $110.4 or 23.6% of sales versus $114.6 or 23.9% of sales, respectively. The Commercial Air Conditioning and
Refrigeration segment operating expenses increased primarily as a result of warranty expense increases related to new product introductions and a discontinued product line in the chiller business. Increases in commission expense as a result of changes in distribution pricing and increases in logistics expenses in the chiller and terminal products businesses also contributed to the increase in operating expenses for this segment. These increased operating expenses as compared to sales volume by the Commercial
Air Conditioning and Refrigeration segment were partially offset by improvements in operating expenses in the Filtration Products segment.
Expenses in the Filtration Products segment decreased for both the second quarter and first half of the year as compared to the prior year as a result of the reorganization of the environmental products business and reductions in sales volume. Research and development costs remained consistent year over year for both the second quarter and first half of fiscal year 1999.

         INCOME FROM OPERATIONS

         Income from operations for the second quarter was $3.8 million, or 1.8% of net sales, and $5.3 million, or 2.3% of net sales, for fiscal years 1999 and 1998, respectively. For the first half of fiscal years 1999 and 1998, income from operations was $12.6 million, or 2.7% of net sales, and $14.3 million, or 3.0% of net sales, respectively. The Commercial Air Conditioning and Refrigeration segment had decreases in income from operations to $(1.6) million, or (1.2%) of net sales, and $2.7 million, or 0.9% of net sales, in the second quarter and the first half year of fiscal year 1999 from $0.5 million, or 0.4% of net sales, and $5.8 million, or 1.9% of net sales, for the comparable periods in fiscal year 1998. The Filtration Products segment had a decrease in income from operations to $4.8 million, or 5.8% of net sales, for the second quarter and an increase in income from operations to $10.1 million, or 5.9% of net sales, for the first half of fiscal year 1999 from $5.3 million, or 5.8% of net sales, and $9.7 million, or 5.3% of net sales, for the second quarter and first half of fiscal year 1998.

         NET INTEREST EXPENSES AND OTHER (INCOME) EXPENSE

         Net interest expense decreased to $5.7 million and $12.2 million during the second quarter and six months ended December 31, 1998 from $6.6 million and $13.2 million for the comparable periods ended December 31, 1997. This decrease is primarily the result of reduced borrowing levels as the Company reduced its borrowings with proceeds from the sale of the industrial fan business in the first half of fiscal year 1998. Net other income was $0.7 million and $4.7 million for the quarter and six month period ended December
31, 1998 versus net other income of $7.2 million and $7.3 million for the comparable periods ended December 31, 1997. In the first quarter of fiscal year 1999, the Company recorded $2.9 million in other income as a result of favorable developments in the IRS audit and the tax indemnification settlement with former shareholders of the Company as described in Note 7.
The Company also recorded a $1.5 million gain related to the termination of a pension plan in Canada during the first quarter of fiscal year 1999. During fiscal year 1998, the Company recorded a $6.6 million gain on the sale of the industrial fan business. The other components of other income include currency gains and losses and income from equity affiliates during the period.

         LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity needs are provided by cash generated from operating activities and supplemented when necessary by short-term credit facilities. During the first six months of fiscal year 1999, funds generated by operating activities were $15.5 million as compared to $16.3 million in the prior fiscal year for the comparable period. During the first six months of fiscal year 1999, cash used in investing activities was $9.9 million, reflecting increased capital spending on information technology enhancement projects. As a result of a settlement agreement reached with the former shareholders of the Company regarding certain indemnified matters, the Company retired the $11.5 million promissory note due to the former shareholders on July 8, 1998 by making a cash payment of $10.5 million, Total payments on long term debt for the first six months were $17.3 million. Cash of $11.0 million was provided by net borrowing under short term borrowing arrangements for long term debt repayment and working capital requirements during the period.

     During the first quarter of fiscal year 1999, the Company amended its bank credit facility, effective as of June 30, 1998, to restate certain financial covenants. At the end of the second quarter of fiscal year 1999, the Company had approximately $40 million in additional borrowing capacity under the amended revolving credit facility.

     In 1998, as a result of approaches received from interested parties, OYL appointed BancAmerica Robertson Stephens as its financial advisor to pursue a sale process. In January 1999, the formal sale process was terminated. Deferred costs of $0.8 million associated with the transaction will be recognized in the third quarter of fiscal year 1999.

     A short-term credit facility provided to a subsidiary of the Company is supported by a letter of credit from OYL which expires on April 30, 1999. In addition, the Company has secured certain domestic letter of credit facilities totaling $13.5 million that are supported by a letter of credit from OYL which expires on March 21,

1999. Each of these support arrangements may be extended for additional time periods with the consent of OYL and the banks providing the facilities.

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

   YEAR 2000

    The Company established a formal Year 2000 program during the fiscal year ending June 30, 1998, which began with a worldwide assessment and development of a central data base containing an inventory of the risk elements associated with the Year 2000 issue for each of the Company's operations. The Company also appointed an overall project coordinator and established an executive review process. Prior to establishing a formal Year 2000 management process, the Company had already decided to replace substantially all of its old systems with new state-of-the-art Enterprise Resource Planning (ERP) systems. The Company currently estimates expenditures for the new systems will aggregate approximately $25.0 million (having incurred approximately $22.5 million as of December 31, 1998). Expenditures for additional remedial actions beyond those required to install new systems will be managed by the individual business units and recognized in operating expenses. The Company's management believes that modernizing its information systems is critical for the Company's stable and efficient growth, and it is the basis of the Company's strategy for resolving its Year 2000 issues.

    During May 1998, the Company began its review of the products it manufactures and sells, and though testing is not complete, the Company believes that its products, including the control systems provided by the Company, will be Year 2000 compliant by March 1999. The Company has also identified third parties upon whom the Company is dependent for products or services, and commenced actions during fiscal year ending June 30, 1998, to ensure those products and services are compliant and will not be interrupted as a result of Year 2000.

    The scheduled Year 2000 activities and current status are summarized in the chart below:

       ------------------------------------ ------------------ ----------------- -----------------
       ------------------------------------ ------------------ ----------------- -----------------
       ACTIVITY                             STATUS             STARTING          ENDING
       ------------------------------------ ------------------ ----------------- -----------------
       ------------------------------------ ------------------ ----------------- -----------------
       Assessment and inventory             Complete           September 1997    January 1998
       ------------------------------------ ------------------ ----------------- -----------------
       Coordinator and Executive review     Complete           February 1998     May 1998
       process
       ------------------------------------ ------------------ ----------------- -----------------
       Industrial Refrigeration ERP         Complete           January 1997      April 1998
       ------------------------------------ ------------------ ----------------- -----------------
       Filtration Products ERP              In Process         April 1997        April 1999
       ------------------------------------ ------------------ ----------------- -----------------
       Commercial Air Conditioning ERP      In Process         September 1997    July 1999
       ------------------------------------ ------------------ ----------------- -----------------
       Product compliance                   In Process         May 1998          March 1999
       ------------------------------------ ------------------ ----------------- -----------------
       Materials suppliers                  In Process         June 1998         TBD
       ------------------------------------ ------------------ ----------------- -----------------
       Other IT issues including third      In Process         September 1998    TBD
       parties
       ------------------------------------ ------------------ ----------------- -----------------
       Equipment and facilities             In Process         September 1998    TBD
       ------------------------------------ ------------------ ----------------- -----------------

The Year 2000 activities are currently on schedule, and the Company anticipates successful implementation of the scheduled ERP projects and systems upgrades. The financial systems of the ERP project have been implemented and used during the second quarter of fiscal year 1999 in the Commercial Air Conditioning businesses. The financial, bill of material and cost systems of the ERP project have been implemented and used during the first and second quarters of fiscal year 1999 in the Filtration Products businesses.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      There have been no material changes in the reported market risks since the end of the most recent fiscal year. Note 5 of the Notes to the Consolidated Financial Statements (unaudited) discloses additional financial instrument that have been entered into by the Company since the end of the most recent fiscal year.

PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     With respect to the Company's lawsuit against the excess insurance carrier in connection with clean up expenses for the Scottsboro, Alabama, manufacturing facility, the trial judge granted summary judgment on January 19, 1999, in favor of the insurance carrier denying the Company's claim. The Company has until February 18, 1999 to file an appeal of this decision.


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



                                            AAF-MCQUAY INC.





DATE   FEBRUARY 8, 1999             By:     /S/   ANDREW R. MORRISON
     ------------------                     --------------------------
                                            Andrew R. Morrison
                                            Chief Financial Officer

DATE   FEBRUARY 8, 1999                     /S/   BRUCE D. KRUEGER
     -------------------                    ------------------------
                                            Bruce D. Krueger
                                            Controller
                                            (Principal Accounting Officer)

                                  Exhibit Index

NUMBER                                      DESCRIPTION

27                                          Financial Data Schedule
