Form 10-Q/A
period 1998-10-03
AAF MCQUAY INC
filed 1999-03-05
CIK 1005272

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            FORM 10-Q/A Amendment 2

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



                 See Notes To Consolidated Financial Statements

                        AAF-McQUAY INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                             (dollars in thousands)




                                                                                    Three months ended
                                                                         --------------------------------------
                                                                             September 30,        September 30,
                                                                                 1998                 1997
                                                                         --------------------------------------

Net Sales                                                                      $ 251,400            $  245,126
Cost of Sales                                                                    183,865               178,039
                                                                         ---------------         -------------
Gross Profit                                                                      67,535                67,087
Operating Expenses:
     Selling, general and administrative                                          55,088                55,207
      Restructuring                                                                  751                     0
     Amortization of intangible assets                                             2,902                 2,900
                                                                         ---------------         -------------
                                                                                  58,741                58,107
                                                                         ---------------         -------------
Income from operations                                                             8,794                 8,980

Interest expense, net                                                              6,506                 6,558
Other (income) expense, net                                                       (4,061)                 (152)
                                                                         ---------------         -------------
Income before income taxes                                                         6,349                 2,574
Minority interest (earnings) loss                                                    (10)                  126
Income taxes                                                                       1,529                 1,158
                                                                         ---------------         -------------
Net income                                                                        $4,830                $1,290
                                                                         ---------------         -------------
                                                                         ---------------         -------------



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

     Operating Expenses

     Operating expenses were $58.7 million or 23.4% of sales for the first quarter of fiscal year 1999 as compared to $58.1 million or 23.7% of sales for the first quarter of fiscal year 1998. Expense reductions resulting from Company-wide cost containment measures and the reorganization of the Filtration Products Group were offset by volume related expense increases in the Commercial Air Conditioning and Refrigeration Group during the first quarter of fiscal year 1999 including commission expense increases from changes in distribution pricing and warranty expense increases related to new product introductions in the chiller business and a discontinued product line. The Filtration Products Group incurred expenses, primarily severance, related to the restructuring of its German operations. Research and development remained consistent year over year for the first quarter. The Company continues to incur certain strategic expenses to enhance its position in the global market and costs associated with upgrading software systems to enhance business performance.

     Income from Operations

     Income from operations for the first quarter of fiscal years 1999 and 1998 was $8.8 million and $9.0 million, respectively. As a percentage of sales, income from operations was 3.5% for the first quarter of fiscal year 1999 and 3.7% for the first quarter of fiscal year 1998. The Commercial Air Conditioning and Refrigeration Group had a decrease in income from operations from $5.3 million, or 3.4% of sales, to $3.8 million, or 2.3% of sales, for the first quarter of fiscal year 1999 as compared to the first quarter of fiscal year

1998, respectively, as a result of the warranty expenses noted above. The Filtration Products segment had an increase in income from operations to $5.3 million, or 5.9% of sales, in the first quarter of fiscal year 1999 from $4.3 million, or 4.8% of sales, in the first quarter of fiscal year 1998.

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