Form 10-Q
period 1999-04-03
AAF MCQUAY INC
filed 1999-05-14
CIK 1005272

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)


[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended APRIL 3, 1999


                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


For the transition period from  _______ to _______


Commission file number:               33-80701



                                 AAF-MCQUAY INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as Specified in Its Charter)


            DELAWARE                                                   41-0404230
-------------------------------                               -------------------------------
(State or Other Jurisdiction of                               (I.R.S. Employer Identification No.)
Incorporation or Organization)


111 SOUTH CALVERT STREET, BALTIMORE, MARYLAND                            21202
---------------------------------------------                          ----------
(Address of Principal Executive Offices)                               (Zip Code)



Registrant's telephone number, including area code   (410) 528-2755


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,497 shares of Common Stock, par value $100.00 per share, were outstanding as of May 10, 1999.

                                           INDEX

                              AAF-MCQUAY INC. AND SUBSIDIARIES

                                                                                                   Page
                                                                                                   ----

Part I -         Financial Information.....................................                          3
------


Item 1.          Financial Statements (unaudited)..........................                          3

                 Consolidated Balance Sheets as of-
                 March 31, 1999 and June 30, 1998..........................                          3

                 Consolidated Statements of Operations-
                 Three months ended March 31, 1999 and March 31, 1998; and
                 the nine months ended March 31, 1999 and
                 March 31, 1998............................................                          4


                 Condensed Consolidated Statements of Cash Flows-
                 Nine months ended March 31, 1999 and
                 March 31, 1998............................................                          5


                 Notes to the Consolidated Financial Statements............                          6

Item 2.          Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.......................                          10

Item 7A          Quantitative and Qualitative Disclosure About Market Risk                           15

PART II -        Other Information.........................................                          16
-------

Item 1.          Legal Proceedings.........................................                          16

Item 6.          Exhibits and Reports on Form 8-K..........................                          16

Signatures.................................................................                          17

PART I:           FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

                        AAF-MCQUAY INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (dollars in thousands, except share data)

                                                                                  March 31,          June 30,
                                                                                     1999             1998
                                                                               ----------------  ----------------
                                                                                 (unaudited)


                                   ASSETS:

Current assets:
     Cash and cash equivalents                                                     $     9,846        $    9,697
     Accounts receivable                                                               212,008           238,613
     Inventories                                                                       137,061           124,793
     Other current assets                                                                9,463             8,423
                                                                               ----------------  ----------------
          Total current assets                                                         368,378           381,526

Property, plant and equipment, net                                                     146,137           145,305
Cost in excess of net assets acquired and other identifiable intangibles, net          232,064           250,650
Other assets and deferred charges                                                       18,733            19,397
                                                                               ----------------  ----------------
          Total Assets                                                             $   765,312        $  796,878
                                                                               ----------------  ----------------
                                                                               ----------------  ----------------

                    LIABILITIES AND STOCKHOLDER'S EQUITY:

Current liabilities:
     Short-term borrowings                                                         $    83,490        $   60,262
     Current maturities of long-term debt                                               46,772            28,531
     Accounts payable, trade                                                           103,906           120,775
     Accrued warranty                                                                   15,456            14,947
     Other accrued liabilities                                                          80,321            88,713
                                                                               ----------------  ----------------
          Total current liabilities                                                    329,945           313,228

Long-term debt                                                                         137,625           177,083
Other liabilities                                                                       93,428           100,727
                                                                               ----------------  ----------------
          Total liabilities                                                            560,998           591,038

Stockholder's equity:
     Preferred stock ($1 par value; 1,000 shares authorized, none issued)
     Common stock ($100 par value; 8,000 shares authorized, 2,497 shares
       issued and outstanding)                                                             250               250
     Additional paid-in capital                                                        179,915           179,915
     Retained earnings                                                                  33,894            33,185
     Accumulated other comprehensive income                                            (9,745)           (7,510)
                                                                               ----------------  ----------------
          Total Stockholder's Equity                                                   204,314           205,840
                                                                               ----------------  ----------------

Total Liabilities and Stockholder's Equity                                         $   765,312        $  796,878
                                                                               ----------------  ----------------
                                                                               ----------------  ----------------


                See Notes To Consolidated Financial Statements

                        AAF-MCQUAY INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                             (dollars in thousands)


                                               Three months ended                 Nine months ended
                                        ---------------------------------  ---------------------------------
                                           March 31,        March 31,        March 31,         March 31,
                                             1999             1998              1999             1998
                                        ---------------- ----------------  ---------------  ----------------

Net Sales                                    $  221,634       $  230,882       $  688,748        $  709,388
Cost of Sales                                   165,733          168,975          509,894           518,610
                                        ---------------- ----------------  ---------------  ----------------
Gross Profit                                     55,901           61,907          178,854           190,778
Operating Expenses:
     Selling, general and                        48,468           50,916          152,530           159,617
      administrative
      Restructuring                                 720              ---            1,289               ---
     Amortization of intangible assets            2,820            2,917            8,553             8,768
                                        ---------------- ----------------  --------------   ----------------
                                                 52,008           53,833          162,372           168,385
                                        ---------------- ----------------  ---------------  ----------------
Income from operations                            3,893            8,074           16,482            22,393
Interest expense, net                             5,731            6,103           17,975            19,279
Other (income) expense, net                         773              173           (3,948)           (7,162)
                                        ---------------- ----------------  ---------------  ----------------
Income (loss) before income taxes               (2,611)            1,798            2,455            10,276
Minority interest loss                            (125)              (16)            (165)             (257)
Income taxes                                        681              810            1,596             4,622
                                        ---------------- ----------------  ---------------  ----------------
Net income (loss)                            $   (3,417)      $      972       $      694        $    5,397
                                        ---------------- ----------------  ---------------  ----------------
                                        ---------------- ----------------  ---------------  ----------------




                See Notes To Consolidated Financial Statements

                        AAF-MCQUAY INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                             (dollars in thousands)

                                                                          Nine months ended
                                                                --------------------------------------
                                                                    March 31,            March 31,
                                                                      1999                 1998
                                                                --------------------------------------

Cash flows from operating activities:
      Net income                                                     $      694          $     5,397
      Adjustments to reconcile to cash from
           operating activities:
      Depreciation and amortization                                      21,214               20,049
      Foreign currency transaction (gains) losses                         (421)                 (30)
      Restructuring spending                                            (4,259)                 ----
      Gain on sale of business                                             ----              (6,626)
      Changes in operating assets and liabilities                       (4,381)                7,726
                                                                -----------------    -----------------

Net cash from operating activities                                       12,847               26,516

Cash flows from investing activities:
      Capital expenditures, net                                        (14,610)             (17,349)
      Proceeds from sale of business                                       ----               17,133
                                                                -----------------    -----------------
Net cash from investing activities                                     (14,610)                (216)

Cash flows from financing activities:
      Net borrowings (repayments) under short-term
        borrowing arrangements                                           23,228              (6,880)
      Payments on long-term debt                                       (21,217)             (19,886)
                                                                -----------------    -----------------
Net cash from financing activities                                        2,011             (26,766)

Effect of exchange rate changes on cash                                    (99)                (205)
                                                                -----------------    -----------------
Net increase (decrease) in cash and cash equivalents                        149                (671)
Cash and cash equivalents at beginning of period                          9,697               10,827
                                                                -----------------    -----------------

Cash and cash equivalents at end of period                           $    9,846          $    10,156
                                                                -----------------    -----------------
                                                                -----------------    -----------------










                See Notes To Consolidated Financial Statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION:

     The consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All inter-company transactions have been eliminated. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-K. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K (the "Annual Report") for the year ended June 30, 1998. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying financial statements reflect the statements of operations for the three and nine months ended March 31, 1999 and March 31, 1998, the balance sheets at March 31, 1999 and June 30, 1998, and the consolidated statements of cash flows for the nine months ended March 31, 1999 and March 31, 1998.

     The operating results for the nine months ended March 31, 1999 are not necessarily indicative of the operating results that may be expected for the full year ending June 30, 1999. The Company's period end is the Saturday closest to March 31. For clarity in presentation all periods presented herein are shown to end on the last calendar day of the month.

     During the first quarter of fiscal year 1999, the Company made a change in accounting estimate related to its warranty provision. The Company increased its warranty provision by $2.5 million due to current activity related to new product introductions and discontinued product lines.

NOTE 2.  INVENTORIES:

     Inventories consist of the following:

                                                          March 31,            June 30,
                                                             1999                1998
                                                       -----------------    ---------------
                                                                (dollars in thousands)
     FIFO Cost:
            Raw Materials...........................        $    50,870         $   46,513
            Work-in-process.........................             28,097             33,493
            Finished goods..........................             54,470             40,961

                                                       -----------------    ---------------
                                                                133,437            120,967
            LIFO adjustment.........................              3,624              3,826

                                                       -----------------    ---------------
                                                       -----------------    ---------------
                                                            $   137,061         $  124,793
                                                       -----------------    ---------------
                                                       -----------------    ---------------


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

The components of comprehensive income for the three and nine months ended March 31, 1999 and 1998 were as follows:

                                                  Three months ended             Nine months ended
                                              ---------------------------- -------------------------------
                                                March 31,   March 31, 1998 March 31, 1999 March 31, 1998
                                                  1999
                                              ------------ --------------- -------------- ----------------
                                                                (dollars in thousands)
  Net income (loss)                           $   (3,417)        $ 972          $   694          $ 5,397

  Foreign currency translation adjustment.        (3,574)         (898)          (2,228)          (1,676)
                                              ------------ --------------- -------------- ----------------
  Total comprehensive income (loss)           $   (6,991)        $  74          $(1,534)         $ 3,721
                                              ------------ --------------- -------------- ----------------
                                              ------------ --------------- -------------- ----------------

NOTE 4.  INCOME TAXES:

     The tax provisions for the third quarter and nine month periods ended March 31, 1999 and 1998 are based on the estimated effective tax rates applicable for the full years, and after giving effect to significant unusual items related specifically to the interim periods. The difference between the Company's reported tax provision, for the third quarter and nine months ended March 31, 1999 and 1998, and the tax provision computed based on U.S. statutory rates is primarily attributable to nondeductible goodwill amortization and unbenefitted foreign losses. Additionally, the Company's effective tax rate for the nine months ended March 31, 1999 reflects the effect of the indemnification settlement agreement and the IRS settlement which was recognized as income for financial reporting purposes but is not taxable for income tax purposes.

     During the first quarter of fiscal year 1999, as a result of the indemnification settlement agreement and the IRS settlement, the Company realized certain deferred tax benefits related to periods prior to the acquisition by OYL. The effect of realizing these tax benefits was to reduce net deferred tax liabilities and goodwill by $9.7 million.

NOTE 5.  DEBT AND FINANCIAL INSTRUMENTS:

     In April 1999, the Company received a waiver of a single financial covenant under its bank credit facility for the third quarter. In addition, the facility was amended whereby the interest rate premiums charged under the bank credit facility were increased from 1.625% to 3.00% for LIBOR based borrowings and from 0.625% to 2.00% for prime rate based borrowings.

     The Company anticipates that further modifications to the financial covenants most likely will be required for the Company to be in compliance at year end. Consequently, and as required under generally accepted accounting principles, the long-term portion of the bank term loan currently outstanding under the bank credit agreement of $24.7 million has been classified under current maturities of long-term debt on the March 31, 1999 balance sheet. The Company most likely will pursue additional changes to the bank credit agreement in the near future. The Company anticipates that certain reclassifications from current maturities of long term-debt to long-term debt will be made when the Company reports its full year financial results later this year.

     During the second quarter of fiscal year 1999, the Company entered into an interest rate swap with a $50 million notional amount with an expiration date of October 2001 to protect against possible interest rate increases. Under the terms of the swap, the Company pays a fixed rate of 4.58% and receives a floating rate (3 month LIBOR). The swap was terminated in March 1999 and the Company received a cash payment of $550,000 as early termination compensation which is being amortized as a reduction to interest expense over the remaining life of the swap.

     The Company secures pricing on a portion of its copper and aluminum requirements through forward contracts executed with certain suppliers. At April 2, 1999, contracts for 2.5 million pounds of copper at an average price of $0.69 per pound and 1.8 million pounds of aluminum at an average price of $0.65 per pound were in place. These contracts have various expiration dates through December 31, 1999.

NOTE 6.  RESTRUCTURING:

     As described in Note 9 of the Annual Report, the Company commenced a restructuring of its Filtration Products Group in the fourth quarter of fiscal year 1998. Through March 31, 1999, the Company has spent $4.3 million of the $7.3 million restructuring reserve primarily for severance charges and professional fees. The remaining reserve relates to activities which will take place in the fourth quarter of fiscal year 1999. The Company continues to implement actions in accordance with the restructuring plan. In addition to the restructuring of the German operations of the Filtration Products Group during the first quarter of fiscal year 1999, the Company restructured the Italian and United Kingdom operations of the Commercial Air Conditioning business in the third quarter. The Company recorded approximately $0.7 million which represents primarily severance accruals.

NOTE 7.  CONTINGENCIES:

     INDEMNIFICATION:

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

     In addition, as a result of the indemnification settlement agreement and the IRS settlement, the Company expects to receive payments from certain former shareholders of approximately $5.0 million in fiscal year 1999 of which $2.5 million has been received through March 31, 1999. Approximately $2.1 million of the payments to be received from the former shareholders will be utilized to fund obligations relating to the IRS settlement. In conjunction with this settlement, the Company recognized $2.9 million in other income in the first quarter of fiscal year 1999.

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

     ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

         RESULTS OF OPERATIONS:

         NET SALES

         Consolidated net sales were $221.6 million and $688.7 million for the quarter and nine months ended March 31, 1999. This represented decreases in net sales of $9.2 million, or 4.0%, for the quarter and $20.6 million, or 2.9%, for the nine months ended March 31, 1999 as compared to the comparable periods in the prior year. The Commercial Air Conditioning and Refrigeration segment's net sales decreased $3.8 million, or 2.6%, for the quarter and $4.3 million, or 0.9%, for the nine month period ended March 31, 1999 as compared to the comparable periods in the prior year. The Filtration Products segment reported decreases in net sales for the third quarter of $7.5 million, or 8.7%, and for the nine month period ended March 31, 1999 of $17.5 million, or 6.5%, versus the comparable periods in the prior year. The following table presents the Company's revenues by business segment.


                                                Quarter ended                    Nine months ended
                                        --------------------------------- -----------------------------------
                                          March 31,        March 31,          March 31,         March 31,
                                            1999             1998               1999               1998
                                        ---------------- ---------------- ----------------- -----------------
                                                          (dollars in thousands)
Net sales:
Commercial Air Conditioning
and Refrigeration....................   $     144,270    $     148,100     $     446,104    $      450,354
Filtration Products..................          79,018           86,544           250,941           268,489
Eliminations/ other..................         (1,654)           (3,762)           (8,296)           (9,455)
                                        ---------------- ---------------- ----------------- -----------------
                                        ---------------- ---------------- ----------------- -----------------
    Total............................   $     221,634    $     230,882     $     688,748    $      709,388
                                        ---------------- ---------------- ----------------- -----------------
                                        ---------------- ---------------- ----------------- -----------------


     Commercial Air Conditioning and Refrigeration net sales decreased $3.8 million, or 2.6%, to $144.3 million for the third quarter of fiscal year 1999 and decreased $4.3 million, or 0.9%, to $446.1 million for the nine months ended March 31, 1999 versus the comparable periods ended March 31, 1998. Excluding the industrial fans business which was sold in the first quarter of fiscal year 1998, net sales for the nine month period ended March 31, 1999 increased $3.3 million, or 0.7%, versus the prior year. North American net sales decreased 1.4% for the third quarter and 2.5% for the first nine months of fiscal year 1999, or remained flat excluding the industrial fan business, as compared to the comparable periods in the prior year. Applied air handling products net sales increased 31.4% and 27.3% for the third quarter and nine month period ended March 31, 1999 versus the comparable periods in fiscal year 1998. The strong market demand for the rooftop, self contained and new air handling products experienced in the first half of fiscal year 1999 continued resulting in increased sales for the third quarter and the nine months ended March 31, 1999. The service and parts organization had net sales increases of 6.3% and 6.6% for the quarter and nine months ended March 31, 1999 as compared to the prior year comparable periods due to strong demand for replacement parts and retrofit demand. Chiller net sales decreased 22.3% and 13.3% for the third quarter and nine month period ended March 31, 1999, respectively, versus the comparable periods in fiscal year 1998. The sales decreases for the third quarter and the nine month period ended March 31, 1999 are primarily due to decreased centrifugal chiller sales to export markets, especially the Asian market. Export sales to Asia are expected to remain slow due to the weak Asian market conditions. Additionally, discontinued product lines contributed to the decrease in sales for both the quarter and nine month periods ended March 31, 1999. The management team continues to review the chiller product lines and evaluate the markets within which to compete. Terminal product net sales decreased 9.1% and 8.3% for the third quarter and nine months ended March 31, 1999, respectively, as compared to the comparable periods in fiscal year 1998. An overall decline in the unit ventilator and packaged terminal air conditioner markets and lower fan coil sales volume contributed to the net sales decreases for both periods. Additionally, a significant water source heat pump project in the third quarter of fiscal year 1998 was not repeated during the third quarter of fiscal year 1999.

         In the Commercial Air Conditioning and Refrigeration segment, international sales volume decreased 2.7% for the third quarter of fiscal year 1999 and increased 5.4% for the nine months ended March 31, 1999 versus the comparable periods in fiscal year 1998. For the quarter, net sales increases due to strong demand in France and the new sales office in Dubai were offset by reduced sales volume in the industrial refrigeration business in the United Kingdom. Strong chiller sales in the European markets, increased market demand in the Middle East and the Dubai sales office combined to increase international sales for the nine month period March 31, 1999.

         Backlog for the Commercial Air Conditioning and Refrigeration segment was $124.4 million at the end of the third quarter of fiscal year 1999 as compared to $141.1 million and $138.5 million at the end of the third quarter and fiscal year end 1998, respectively. The decrease from the third quarter of fiscal year 1998 backlog is attributable to the soft unit ventilator market conditions and economic conditions in the Asian region.

         Filtration Products net sales decreased $7.5 million, or 8.7%, for the third quarter and $17.5 million, or 6.5%, for the nine months ended March 31, 1999 as compared to the comparable periods in the fiscal year 1998. Compared to the same periods in the prior year, domestic net sales decreased 5.0% and 6.2% for the third quarter and nine months ended March 31, 1999. These decreases resulted primarily from the reorganization of the environmental products business focusing on core product lines and a weakened clean room market. The third quarter and the nine month period ended March 31, 1999 decreases in net sales were partially offset by increased net sales in the air filtration products business during the periods. These increases in sales are attributable to improved commercial and industrial sales for the periods and improved retail sales due to weather conditions in the quarter and higher volume for the nine month period ended March 31, 1999. During the same periods, international sales decreased 10.9% and 6.0%, respectively. European net sales decreased in the third quarter of fiscal year 1999 as a result of reduced air pollution projects while European sales for the nine month period ended March 31, 1999 were flat versus the prior year. Asian sales volume increased 27.2% for the third quarter as compared to the comparable period in the prior year as a result of increased sales volume and a favorable currency impact in Korea. For the nine month period ended March 31, 1999, Asia sales decreased 22.0% as compared to the comparable period in fiscal year 1998 as a result of the continuing weak market conditions being experienced in the Asian region and Asian clean room markets. Latin American net sales volume decreased 66.2% and 46.6% in the third quarter and nine month period ended March 31, 1999, respectively, due to continuing soft market conditions. Management believes these trends will continue as the economic conditions remain weak in the Asian and Latin American markets.

         GROSS PROFIT

         Consolidated gross margin decreased for both the third quarter and nine month period ended March 31, 1999 as compared to the prior year's comparable periods at $55.9 million, or 25.2% of net sales, and $178.9 million, or 26.0% of net sales, respectively. In the Commercial Air Conditioning and Refrigeration segment, gross profit as a percentage of sales decreased 1.9 percentage points and 0.8 percentage points for the third quarter and nine month period ended March 31, 1999, respectively, versus the comparable periods of fiscal year 1998. The gross margin losses resulted from unfavorable manufacturing variances, increased chiller product pricing pressures primarily in the Asian market, and terminal product pricing pressures in a soft ventilator market. These losses in gross margin were partially offset by price increases and favorable product mix in applied air handling products. Gross margin as a percentage of sales remained flat for the third quarter and decreased 0.9 percentage points for the nine month period ended March 31, 1999 versus the comparable periods in fiscal year 1998 in the Filtration Products businesses. Product mix and competitive pricing aimed at gaining market share in both the air filtration and environmental product lines contributed to the decrease for the nine month period ended March 31, 1999.

         OPERATING EXPENSES

         Operating expenses were $52.0 million, or 23.5% of net sales, for the third quarter of fiscal year 1999 versus $53.9 million, or 23.3% of net sales, for the third quarter of fiscal year 1998. For the nine months ended March 31, 1999 and 1998, operating expenses were $162.4 million, or 23.6% of net sales, versus $168.4 million, or 23.7% of net sales, respectively. Excluding restructuring charges, operating expenses were $51.3 million, or 23.1% of net sales, and $161.1 million, or 23.4% of net sales, for the third quarter and nine month period ended March 31, 1999. The Commercial Air Conditioning and Refrigeration segment operating expenses increased primarily as a result of warranty expense increases related to new product introductions and a discontinued product line in the chiller business. Increases in commission expense as a result of changes in distribution pricing and increases in logistics expenses in the chiller businesses also contributed to the increase in operating expenses for this segment. These increased operating expenses as compared to sales volume by the Commercial Air Conditioning and Refrigeration segment were partially offset by improvements in operating expenses in the Filtration Products segment. Expenses in the Filtration Products segment were flat for the third quarter and decreased for the nine months ended March 31, 1999 as compared to the prior year as a result of the reorganization of the environmental products business and reductions in sales volume. Research and development costs remained consistent year over year for both the third quarter and nine month period ended March 31, 1999.

         INCOME FROM OPERATIONS

         Income from operations for the third quarter was $3.9 million, or 1.8% of net sales, and $8.1 million, or 3.5% of net sales, for fiscal years 1999 and 1998, respectively. For the nine month periods ended March 31, 1999 and 1998, income from operations was $16.5 million, or 2.4% of net sales, and $22.4 million, or 3.2% of net sales, respectively. The Commercial Air Conditioning and Refrigeration segment had a decrease in income from operations to $(3.5) million, or (2.4%) of net sales, versus $2.3 million, or 1.5% of net sales, for the third quarter of fiscal year 1999 versus the third quarter of fiscal year 1998. Income from operations for the Commercial Air Conditioning and Refrigeration segment decreased to $(0.7) million, or (0.2%) of net sales, for the nine months ended March 31, 1999 versus $5.6 million, or 1.3% of net sales, for the comparable period in fiscal year 1998. The Filtration Products segment had a decrease in income from operations to $4.5 million, or 5.7% of net sales, for the third quarter of fiscal year 1999 from $4.9 million, or 5.7% of net sales, for the third quarter of fiscal year 1998. Income from operations for the Filtration Products segment was flat at $14.6 million, or 5.8% of net sales, for the nine months ended March 31, 1999 versus $14.6 million, or 5.4% of net sales, for the nine months ended March 31, 1998.

         NET INTEREST EXPENSES AND OTHER (INCOME) EXPENSE

         Net interest expense decreased to $5.7 million and $17.9 million during the third quarter and nine months ended March 31, 1999 from $6.1 million and $19.3 million for the comparable periods ended March 31, 1998. This decrease is primarily the result of the capitalization of interest on the information technology enhancement project and reduced average borrowing levels as the Company reduced its borrowings with proceeds from the sale of the industrial fan business in the first half of fiscal year 1998. Net other expense of $0.8 million and net other income of $3.9 million was reported for the quarter and nine month period ended March 31, 1999 versus net other expense of $0.2 million and net other income of $7.2 million for the comparable periods ended March 31, 1998. In the first quarter of fiscal year 1999, the Company recorded $2.9 million in other income as a result of favorable developments in the IRS audit and the tax indemnification settlement with former shareholders of the Company as described in Note 7. The Company also recorded a $1.5 million gain related to the termination of a pension plan in Canada during the first quarter of fiscal year 1999. In the third quarter of fiscal year 1999, the Company recognized $0.8 million of expenses related to the potential sale of the Company. During fiscal year 1998, the Company recorded a $6.6 million gain on the sale of the industrial fan business. The other components of other income include currency gains and losses and income from equity affiliates during the period.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity needs are provided by cash generated from operating activities and supplemented when necessary by short-term credit facilities. During the first nine months of fiscal year 1999, funds generated by operating activities were $12.8 million as compared to $26.5 million in the prior fiscal year for the comparable period. During the first nine months of fiscal year 1999, cash used in investing activities was $14.6 million, a redirection of capital spending on information technology enhancement projects in accordance with the Company's information technology strategy. As a result of a settlement agreement reached with the former shareholders of the Company regarding certain indemnified matters, the Company retired the $11.5 million promissory note due to the former shareholders on July 8, 1998 by making a cash payment of $10.5 million. Total payments on long term debt for the first nine months were $21.2 million. Cash of $23.2 million was provided by net borrowing under short term borrowing arrangements for long term debt repayment and working capital requirements during the period.

     In April 1999, the Company received a waiver of a single financial covenant under its bank credit facility for the third quarter. In addition, the facility was amended whereby the interest rate premiums charged under the bank credit facility were increased from 1.625% to 3.00% for LIBOR based borrowings and from 0.625% to 2.00% for prime rate based borrowings. The Company anticipates that further modifications to the financial covenants most likely will be required for the Company to be in compliance at year end. Consequently, and as required under generally accepted accounting principles, the long-term portion of the bank term loan currently outstanding under the bank credit agreement of $24.7 million has been classified under current maturities of long-term debt on the March 31, 1999 balance sheet. The Company most likely will pursue additional changes to the bank credit agreement in the near future. The Company anticipates that certain reclassifications from current maturities of long term-debt to long-term debt will be made when the Company reports its full year financial results later this year. At the end of the third quarter of fiscal year 1999, the Company had approximately $30 million in additional borrowing capacity under the amended revolving credit facility.

     In 1998, as a result of approaches received from interested parties, OYL appointed BancAmerica Robertson Stephens as its financial advisor to pursue a sale process. In January 1999, the formal sale process was terminated. Deferred costs of $0.8 million associated with the transaction were recognized in the third quarter of fiscal year 1999.

     A short-term credit facility provided to a subsidiary of the Company is supported by a letter of credit from OYL which expires on September 30, 1999. In addition, the Company has secured certain domestic letter of credit facilities totaling $13.5 million that are supported by a letter of credit from OYL which expires on March 21, 2000. Each of these support arrangements may be extended for additional time periods with the consent of OYL and the banks providing the facilities.

     On an ongoing basis the Company strives to evaluate its various businesses and product lines with the objective to enhance shareholder value. Consistent with this strategy, the Company intends to pursue global business opportunities that are synergistic with the Company's core businesses or exit low value added or non-synergistic operations. In conjunction with this strategy, the Company currently anticipates taking restructuring actions in both the Commercial Air Conditioning and Refrigeration and Filtration Products segments.

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


   YEAR 2000

    The Company established a formal Year 2000 program during the fiscal year ending June 30, 1998, which began with a worldwide assessment and development of a central data base containing an inventory of the risk elements associated with the Year 2000 issue for each of the Company's operations. The Company also appointed an overall project coordinator and established an executive review process. Prior to establishing a formal Year 2000 management process, the Company had already decided to replace substantially all of its old systems with new state-of-the-art Enterprise Resource Planning (ERP) systems. The Company currently estimates expenditures for the new systems will aggregate approximately $26.0 million (having incurred approximately $25.1 million as of March 31, 1999). Expenditures for additional remedial actions beyond those required to install new systems will be managed by the individual business units and recognized in operating expenses. The Company's management believes that modernizing its information systems is critical for the Company's stable and efficient growth, and it is the basis of the Company's strategy for resolving its Year 2000 issues.

    During May 1998, the Company began its review of the products it manufactures and sells, and though testing is not complete, the Company believes that its products, including the control systems provided by the Company, were Year 2000 compliant in March 1999. The Company has also identified third parties upon whom the Company is dependent for products or services, and commenced actions during fiscal year ending June 30, 1998, to ensure those products and services are compliant and will not be interrupted as a result of Year 2000.

    The scheduled Year 2000 activities and current status are summarized in the chart below:

       ------------------------------------ ------------------ ----------------- -----------------
       ACTIVITY                             STATUS             STARTING          ENDING
       ------------------------------------ ------------------ ----------------- -----------------
       Assessment and inventory             Complete           September 1997    January 1998
       ------------------------------------ ------------------ ----------------- -----------------
       ------------------------------------ ------------------ ----------------- -----------------
       Coordinator and Executive review     Complete           February 1998     May 1998
       process
       ------------------------------------ ------------------ ----------------- -----------------
       ------------------------------------ ------------------ ----------------- -----------------
       Industrial Refrigeration ERP         Complete           January 1997      April 1998
       ------------------------------------ ------------------ ----------------- -----------------
       ------------------------------------ ------------------ ----------------- -----------------
       Filtration Products ERP              In Process         April 1997        July 1999
       ------------------------------------ ------------------ ----------------- -----------------
       ------------------------------------ ------------------ ----------------- -----------------
       Commercial Air Conditioning ERP      In Process         September 1997    September 1999
       ------------------------------------ ------------------ ----------------- -----------------
       ------------------------------------ ------------------ ----------------- -----------------
       Product compliance                   Complete           May 1998          March 1999
       ------------------------------------ ------------------ ----------------- -----------------
       ------------------------------------ ------------------ ----------------- -----------------
       Materials suppliers                  In Process         June 1998         October 1999
       ------------------------------------ ------------------ ----------------- -----------------
       ------------------------------------ ------------------ ----------------- -----------------
       Other IT issues including third      In Process         September 1998    October 1999
       parties
       ------------------------------------ ------------------ ----------------- -----------------
       ------------------------------------ ------------------ ----------------- -----------------
       Equipment and facilities             In Process         September 1998    October 1999
       ------------------------------------ ------------------ ----------------- -----------------

The Year 2000 activities are currently on schedule, and the Company anticipates successful implementation of the scheduled ERP projects and systems upgrades. The financial systems of the ERP project have been implemented and used during the second and third quarters of fiscal year 1999 in the Commercial Air Conditioning businesses. Additionally, the manufacturing and order entry systems were implemented in half of the domestic plants during the third quarter. The financial, bill of material and cost systems of the ERP project have been implemented and used throughout fiscal year 1999 in the Filtration Products businesses.

    Failure by the Company to complete successfully the planned ERP projects and systems upgrades or a failure by the Company's third party suppliers and/or service providers to produce or deliver critical components or to transport services could cause disruption in the Company's ability to manufacture and/or deliver timely its products to its customers, which could result in increased expenses, reduced billings and potential litigation. The precise costs associated with such risks are difficult to predict at this time. The Company currently does not have a contingency plan in place in the event it does not complete all phases of the Year 2000 program. The Company plans to continue to evaluate the status of completion of its Year 2000 program and determine whether a contingency plan is necessary. The Company believes the Year 2000 activities are adequate to address the Year 2000 risks faced by the Company; however, there can be no assurance that the Year 2000 procedures and activities, even if completed, will be adequate to address the Company's Year 2000 risk.

      FORWARD-LOOKING STATEMENTS

      When used in this report by management of the Company, from time to time, the words "believes," "anticipates," and "expects" and similar expressions are intended to identify forward-looking statements that involve certain risks and uncertainties. A variety of factors could cause actual results to differ materially from those anticipated in the Company's forward-looking statements, some of which include risk factors previously discussed in this and other SEC reports filed by the Company. These risk factors include, but are not limited to, general economic conditions, environmental laws and regulations, the weakening Asian markets, unforeseen competitive pressures, warranty expenses, market acceptance of new products, unseasonably cool spring or summer weather, a slow down in the chiller market, the soft unit ventilator market, the inability to meet debt covenants, unforeseen difficulties in maintaining mutually beneficial relationships with strategic initiatives partners, the Year 2000 issue, and the results of restructuring activities. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date thereof. The Company undertakes no obligation to publicly release the results of any events or circumstances after the date hereof to reflect the occurrence of unanticipated events.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     There have been no material changes in the reported market risks since the end of the most recent fiscal year. Note 5 of the Notes to the Consolidated Financial Statements (unaudited) discloses additional financial instrument that have been entered into by the Company since the end of the most recent fiscal year.

PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     With respect to the Company's lawsuit against the excess insurance carrier in connection with clean up expenses for the Scottsboro, Alabama, manufacturing facility, the trial judge granted summary judgment on January 19, 1999, in favor of the insurance carrier denying the Company's claim. The Company filed its appeal of the trial court's decision during February 1999 to the Fifth Circuit Court of Appeals, and during resulting settlement negotiations, the insurance carrier agreed to pay the Company $250,000 in exchange for a full policy release.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

               (a)  EXHIBITS

                    NUMBER                        DESCRIPTION

                    Exhibit 27                    Financial Data Schedule (filed herewith)

                    Exhibit 10.1                  Seventh  Amendment  and  Waiver to Credit  Agreement
                                                  dated April 30,  1999 with the Bank of Nova  Scotia,
                                                  Bank Bumiputra  Malaysia Berhad, New York Branch and
                                                  certain other financial institutions listed therein

               (b)  REPORTS ON FORM 8-K

                    There were no reports filed on Form 8-K during the period.

SIGNATURES
-------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 AAF-MCQUAY INC.





DATE   May 14, 1999             By:     /s/   ANDREW R. MORRISON
     --------------                     --------------------------
                                                 Andrew R. Morrison
                                                 Chief Financial Officer

DATE   May 14, 1999                     /s/   BRUCE D. KRUEGER
     ---------------                    ------------------------
                                                 Bruce D. Krueger
                                                 Controller
                                                 (Principal Accounting Officer)

                                  Exhibit Index

Number                           Description
------                           -----------

27                               Financial Data Schedule


10.1                             Seventh Amendment and Waiver to Credit Agreement dated
                                 April 30, 1999 with the Bank of Nova Scotia, Bank Bumiputra
                                 Malaysia Berhad, New York Branch and certain other financial institutions listed therein