Form 10-K405
period 1999-07-03
AAF MCQUAY INC
filed 1999-10-01
CIK 1005272

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

  /X/ Annual Report Pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the fiscal year ended July 3, 1999

  / /    Transition Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934
                    For the transition period from to

Commission file number: Not Applicable

                                AAF-MCQUAY INC.

           (Exact name of the Registrant as specified in its charter)

                  DELAWARE                             41-0404230
      (State or other Jurisdiction of        (I.R.S. Employer Identification
       Incorporation or Organization)                     No.)
             215 CENTRAL AVENUE                           40208
            LOUISVILLE, KENTUCKY                       (Zip Code)
  (Address of principal executive offices)

Registrant's telephone number, including area code (502) 637-0011

          Securities registered pursuant to section 12(b) of the Act:

                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                                      None

    Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. __x__ Yes _____ No
    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __x__
    The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at June 30, 1999 was $-0-.

    The number of shares outstanding of the registrant's only class of common stock as of September 24, 1999 (latest practicable date) was 2,497.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX
                        AAF-MCQUAY INC. AND SUBSIDIARIES

                                                                                                            PAGE
                                                                                                          ---------
PART I
Item 1      Business....................................................................................          3
Item 2      Properties..................................................................................         11
Item 3      Legal Proceedings...........................................................................         13
Item 4      Submission of Matters to a Vote of Securities Holders.......................................         14

PART II
Item 5      Market for Registrant's Common Stock and Related Stockholder Matters........................        N/A
Item 6      Selected Financial Data.....................................................................         15
Item 7      Management's Discussion and Analysis of Financial Condition and Results of Operations.......         17
Item 7a     Quantitative and Qualitative Disclosures about Market Risk..................................         24
Item 8      Financial Statements and Supplemental Data..................................................         25
Item 9      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........        N/A

PART III
Item 10     Directors and Executive Officers of the Registrant..........................................         52
Item 11     Executive Compensation......................................................................         55
Item 12     Security Ownership of Certain Beneficial Owners and Management..............................         59
Item 13     Certain Relationships and Related Transactions..............................................         60

PART IV
Item 14     Exhibits, Financial Statement Schedules and Reports on Form 8-K.............................         61

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

    The Company is a leading worldwide manufacturer and marketer of commercial air conditioning and air filtration products and systems primarily for commercial, institutional and industrial customers. In December 1995, the Company entered the industrial refrigeration business through the acquisition of J&E Hall, the United Kingdom's leading integrated provider of industrial refrigeration and freezing equipment. The Company believes that it is the leading global manufacturer of air filtration products for nonvehicular applications and is a major participant in the global commercial heating, ventilation, air conditioning and refrigeration ("HVAC&R") market. The Company maintains production facilities in nine countries and its products are sold in over 80 countries. The Company believes that its geographic and product diversification makes it less susceptible to an economic downturn in any particular market or region.

    The Company believes its affiliation with Hong Leong, which has a significant Asian presence, substantially improves the Company's financial and operating flexibility and access to Asian markets. The Company has also expanded into other new markets outside Asia, such as Latin America. In addition, the Company seeks to expand its product lines through research and development and seeks to pursue strategic technology joint ventures and acquisitions.

    The Company's Commercial Air Conditioning and Refrigeration Group engages in the manufacture, sale, service and distribution of HVAC&R equipment. Products include chillers, applied air handling systems, terminal air conditioning systems, industrial refrigerators and freezers, service and parts. The Company's commercial air conditioning equipment is sold primarily under the McQuay(-Registered Trademark-) brand name and has been installed in many prominent facilities around the world, including the GTE Headquarters in Dallas, Texas, Motorola production facilities in the United Kingdom and Singapore, the Emirates Tower, U.A.E., the Jumerirah Beach Hotel, U.A.E., Kodak facilities in Ontario, Philips Semiconductor facilities in China, Taiwan and Singapore and the Jai Lie Building in Wuhan, China. The Company's Commercial Air Conditioning and Refrigeration Group is also the leading integrated supplier of industrial refrigeration and freezing products and systems in the United Kingdom and is among the three largest suppliers of industrial contact plate ("fast") freezers in the world. Industrial refrigeration products and systems are sold under the J&E Hall(TM) brand name and freezers are sold under the Jackstone(-Registered Trademark-) brand name. In connection with its refrigeration business, the Commercial Air Conditioning and Refrigeration Group also manufactures a line of single screw compressors which are sold under the HallScrew(TM) brand name. In addition to establishing an important presence in the global industrial refrigeration industry, the acquisition of J&E Hall provided the Company with access to J&E Hall's single screw compressor technology which has expanded the single screw chiller product line.

    The Company's Filtration Products Group engages in the manufacture, sale and distribution of air filtration products and systems, including air filtration equipment, air pollution control products and systems, machinery filtration and acoustic systems and replacement filters. The Company's products, including replacement filters, are sold globally under the AmericanAirFilter(-Registered Trademark-) and AAF(-Registered Trademark-) brand names and under private label. The Company's filtration products are sold worldwide to commercial, institutional and industrial customers as well as to retailers for residential use. The Filtration Products Group's largest customers include Shinwa Corporation, Wal-Mart Stores, Inc., Ace Hardware Corp., Asea Brown Boveri ("ABB"), Menard Cashway, TRU*SERVE, and Solar Gas Turbines.

COMMERCIAL AIR CONDITIONING AND REFRIGERATION GROUP

    The Company, through the Commercial Air Conditioning and Refrigeration Group, is a worldwide leader in the design, manufacture, sale and service of HVAC&R equipment principally for the commercial, industrial and institutional markets. In the United States, the Company believes that its share of the commercial air conditioning market which it serves is approximately 10%. The Company's products are sold primarily under the widely recognized McQuay(-Registered Trademark-) brand name and services are marketed under the McQuayService(SM) name. The Company's broad range of standard and custom products and services fulfill the HVAC&R requirements of most building types and sizes and offer multiple solutions to a variety of HVAC&R needs. The Company markets its commercial HVAC&R equipment principally to building contractors, architects, consulting engineers, building developers and building owners. In addition, the Company manufactures, sells and services industrial refrigeration and freezing equipment under the J&E Hall brand names including J&E Hall(TM), Thermotank(-Registered Trademark-), and Jackstone(-Registered Trademark-). Principal customers for refrigeration products are in the food and beverage, chemical and naval and maritime industries. Three of the Company's facilities used to produce its air conditioning and refrigeration products have earned ISO 9001 certification and four facilities have earned ISO 9002 certification.

    The Company's Commercial Air Conditioning and Refrigeration products are divided among the following business units: (i) chiller products, (ii) applied air handling systems, (iii) terminal air conditioning systems, and (iv) industrial refrigeration.

    CHILLER PRODUCTS. The Company's chiller products include centrifugal, screw, scroll and reciprocating chillers, condensing units and air cooled condensers, all of which frequently contain state of the art control systems. These products are normally engineered and assembled to meet specific design criteria for a wide range of commercial, institutional and industrial applications. Typical applications include large square footage buildings which require integrated HVAC&R systems, served by chillers ranging in capacity from 10 to over 2,300 tons (the cooling capacity of air conditioning units is measured in tons; one ton being equivalent to 12,000 Btu/h and generally adequate to air condition approximately 350 to 500 square feet of space). The Company is also the only HVAC&R manufacturer to offer a broad line of dual compressor centrifugal chillers which offer improved energy efficiency because of their unique part-load capability. The dual compressor centrifugal chiller provides the Company with additional competitive advantages by virtue of its small footprint, built-in redundancy, and its utilization of HFC-134a (non CFC) refrigerant.

    Under the trade name McQuayService(SM), the Company services both its own and its competitors' products and systems and provides start-up assistance, warranty support, full aftermarket service, and chiller retrofit services. The Company's service operations are conducted primarily in North America through 20 field offices and employ approximately 300 personnel. In addition to providing a non-cyclical source of revenues, the Company's service business provides access to the growing replacement and retrofit markets.

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

    TERMINAL AIR CONDITIONING SYSTEMS. Terminal air conditioning systems consist of HVAC&R units that provide heating and cooling for a defined space on a "localized" basis. They include fan-coil units, water source heat pumps, packaged terminal air conditioners and heat pumps, unit ventilators and mini-split systems. Capacities of individual units are less than 20 tons and typically include electronic controls. Typical applications include facilities where air conditioning is required on a "room-by-room" basis such as hotels/motels, condominiums, schools and office buildings. Within the United States, the Company believes that it is a leading manufacturer of water source heat pumps and unit ventilators. The large installed base is expected to provide significant replacement and service opportunities. The business unit has recently completed initial phases of product line standardization and launched manufacturing initiatives as a key element in their marketing mix, effectively providing significantly reduced delivery-cycles and reduced working capital.

    The Company globally serves its installed base by providing high value support services and original specification Certified McQuay Parts(TM). The parts business also serves the broader HVAC&R replacement market through the distribution of PTAC equipment and replacement components under its Spectrum PartsTM banner. The Company provides value added through e-commerce, electronic parts catalogs and industry leading order cycle times.

    INDUSTRIAL REFRIGERATION. The acquisition of J&E Hall expanded the Company's product offerings and also accelerated its development of the single screw compressors that both the Company and J&E Hall had been developing separately for several years. The Company believes that single screw chillers, rather than the twin screw chillers produced by a number of its competitors in the commercial HVAC&R markets, provide certain competitive advantages, including improvements in efficiency and cost, lower service requirements and noise reduction. The Company manufactures, sells and services industrial refrigeration and freezing equipment under several well known J&E Hall brand names, including J&E Hall(TM), Thermotank(-Registered Trademark-), and
Jackstone(-Registered Trademark-). The principal customers for industrial refrigeration products are concentrated in the food and meat processing, dairy, brewing and beverage (soft and alcoholic), chemical, petrochemical, pharmaceutical, naval and merchant marine industries. The principal customers for industrial freezers are in the food industry generally and particularly the seafood industry. The Company manufactures industrial refrigeration and freezer products through J&E Hall's U.K. production facilities. In fiscal year 1997, the Company acquired Coulstock & Place Engineering Co. Ltd., a motor rewind specialist providing support for the compressor business.

COMMERCIAL AIR CONDITIONING AND REFRIGERATION GROUP STRATEGIC PARTNERSHIPS

    The Company, through its Commercial Air Conditioning and Refrigeration Group, has entered into selective strategic partnerships throughout the world to maximize its market penetration through enhancement of its manufacturing and distribution capabilities and further diversification of its product lines. The Company has formed partnerships with local companies in India, Japan, Hungary, Greece, Mexico, Puerto Rico and Spain and has entered into a partnership to sell its products throughout Latin America. The Company has also implemented a strategy to form strategic partnerships in selected metropolitan markets to increase its market penetration in the domestic market, having already formed partnerships in Philadelphia, Pennsylvania, Atlanta, Georgia, and New York City, New York. In addition, the Company has established regional sales offices in Beirut and Dubai and markets its products throughout Asia, including China, through manufacturing and sales joint ventures established by OYL.

FILTRATION PRODUCTS GROUP

    Within its Filtration Products Group, the Company has two principal businesses: replacement filters and environmental products. Replacement filters are sold to commercial and industrial building owners, contractors, retailers for residential applications, hospitals and computer chip manufacturers for clean room applications, locomotive and air conditioning original equipment manufacturers and railroad companies. The Company has, since the 1920's, marketed its replacement filters under the AmericanAirFilter(-Registered Trademark-) and AAF(-Registered Trademark-) brand names. The environmental products business has two major product areas: Air Pollution Control Products and Systems ("APC") and Machinery Filtration and Acoustical Systems ("MFAS") products. Environmental products are sold throughout the world for a wide variety of commercial, institutional and industrial applications. Three of the Company's facilities used to produce its air filtration products have earned ISO 9001 certification, and six facilities have earned ISO 9002 certification.

REPLACEMENT FILTER PRODUCTS

    The Company believes that it is the world's largest manufacturer and distributor of commercial, industrial and residential air filters, which are used to remove airborne contaminants from intake and conditioned air, for a wide variety of applications. The Company estimates its global and North American served market share in nonvehicular applications to be approximately 15% and 20%, respectively. The Company's filters, including replacement filters, are sold globally under the AmericanAirFilter(-Registered Trademark-) and AAF(-Registered Trademark-) brand names and under private label. The filters are designed to be used in all types of air filtration systems regardless of the original manufacturer.

    The Filtration Products Group's replacement filter products consist of a broad product line including: (i) standard filters and equipment for use in a wide range of commercial, institutional, industrial and residential settings;
(ii) custom-designed 99.9999% + high-efficiency filters and equipment for "clean rooms" required by certain industries such as semiconductor manufacturers and health care and (iii) specialty intake air filtration systems for locomotives and other niche applications.

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

FILTRATION PRODUCTS GROUP STRATEGIC PARTNERSHIPS

    The Company, through its Filtration Products Group, has entered into selective strategic partnerships and alliances throughout the world to maximize its market penetration through enhancement of its manufacturing and distribution capabilities and further diversification of its product lines. The Company has formed partnerships with local companies in Japan, Korea, India, Saudi Arabia and Malaysia to manufacture and distribute its products. In addition, the Company has entered into technology sharing agreements for the development of antimicrobial filters.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

    See Note 17 "Segment Information" in the Notes to the Consolidated Financial Statements.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

    See Note 17 "Segment Information" in the Notes to the Consolidated Financial Statements.

SALES AND DISTRIBUTION

    GENERAL. The Company has a diverse base of customers. No customer of the Commercial Air Conditioning and Refrigeration Group or the Filtration Products Group accounted for more than 10% of the Company's net sales of these products over the past three fiscal years.

    COMMERCIAL AIR CONDITIONING AND REFRIGERATION GROUP. The Company distributes its commercial HVAC&R equipment and systems in the United States and Canada through a network of approximately 120 independent manufacturers' representatives and joint ventures who sell on a commission basis. Replacement parts for HVAC&R equipment are sold through a network of 80 independent parts distributors and two Company-owned stores. Service products and contracts are sold through the Company's own sales force working from offices located throughout the United States and Canada. The Company distributes its commercial HVAC&R products and parts internationally through a combination of direct sales personnel, independent distributors and joint venture partners selling in over 80 countries throughout the world. Backlog for the Commercial Air Conditioning and Refrigeration Group at June 30, 1999 and 1998 was $133 and $138 million, respectively.

    FILTRATION PRODUCTS GROUP. The Company deploys separate sales forces and distribution channels to market its replacement filter and environmental products. The Company employs the industry's largest commercial replacement filter direct sales force, with approximately 160 factory sales people worldwide to market commercial replacement filters. Residential replacement filters are sold primarily in the United States through national retail stores, such as Wal-Mart Stores, Inc., Ace Hardware Corp., Menard Cashway and TRU*SERVE. Environmental products are sold through factory direct sales people, independent distributors, agents and joint venture partners. Backlog for the Filtration Products Group at June 30, 1999 and 1998 was $52 and $59 million, respectively.

MANUFACTURING

    COMMERCIAL AIR CONDITIONING AND REFRIGERATION GROUP. The Company's commercial HVAC&R products are manufactured in 11 factories in the United States, France, Italy, the United Kingdom, China, Malaysia, and Indonesia. The Company's industrial refrigeration products are manufactured in five manufacturing facilities in the United Kingdom. See "Properties."

    FILTRATION PRODUCTS GROUP. In the Company's filter manufacturing business, fiberglass filtermedia is manufactured at three facilities located in the United States, Singapore and The Netherlands and then shipped to filter assembly facilities throughout Europe and North America from which finished products are then shipped to customers. Air filtration equipment and systems are manufactured at facilities that are geographically dispersed throughout the world including 12 locations for replacement filters and two locations for environmental products. See "Properties."

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

COMPETITION

    GENERAL. The commercial HVAC&R and air filtration business segments are highly competitive. In the commercial HVAC&R industry, the principal methods of competition are lead time, product performance, feature availability, energy efficiency, price, and service. In the refrigeration industry, competitive factors include price, quality and a vertically integrated approach of supplying products. In the air filtration business, participants generally compete on the basis of service, price, quality, reliability, efficiency, conditions of sale and range of product offering. Certain portions of these markets are also very fragmented, both geographically and by product line. The Company believes its competitive position is strengthened in those international markets in which it has both a manufacturing and a marketing presence and that it has a competitive advantage through its affiliation with Hong Leong and OYL in gaining access to certain markets where barriers exist for non-local companies.

    COMMERCIAL AIR CONDITIONING AND REFRIGERATION GROUP. International markets for commercial HVAC&R products are competitive and fragmented along geographic and product lines. On a global basis, the Company's primary competitors across the full range of its HVAC&R product offerings are Carrier Corporation (a subsidiary of United Technologies Corporation), The Trane Company (a division of American Standard, Inc.) and York International Corporation. Outside North America, the Company also competes with numerous European and Japanese companies. Competition in the global industrial refrigeration and freezer business is fragmented, consisting of a limited number of large companies and a significant number of local companies. The Company believes that price and quality in addition to a vertically integrated approach to supplying products and systems are significant competitive factors in selling industrial refrigeration and freezer products.

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

RESEARCH AND DEVELOPMENT

    The Company's research and development programs are involved in creating new products, enhancing and redesigning existing equipment and systems to reduce manufacturing costs and increasing product efficiency. The Company spent approximately $8.9, $10.0 and $10.6 million during the years ended June 30, 1999, 1998 and 1997, respectively, for research and development.

    A significant focus of the Company's research and development efforts since 1988 has been to develop and extend its range of water-cooled and air-cooled chillers using advanced single screw compressor technology. The Company introduced its first single screw air conditioning product in 1994 and has continued to expand the product line and its application through fiscal 1999. It expects to further enhance single screw air conditioning product technology during fiscal year 2000. Single screw compressor technology will continue to be an important element of research and development programs in the Commercial Air Conditioning and Refrigeration Group. J&E Hall has been marketing industrial refrigeration products using single screw compressor technology since 1978.

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

    The Company owns several registered trademarks and operates under certain trade names that are important in the marketing of its products, including AmericanAirFilter(-Registered Trademark-), AAF(-Registered Trademark-), McQuay(-Registered Trademark-), HermanNelson(-Registered Trademark-), Thermotank(-Registered Trademark-), Jackstone(-Registered Trademark-) and Beth(-Registered Trademark-). The Company believes that its rights to use tradenames and trademarks are adequately protected.

EMPLOYEES

    As of June 30, 1999, the Company employed approximately 5,800 employees worldwide, with approximately 3,700 persons employed in the United States and 2,100 employed in non-U.S. locations. The Company has a total of seven labor union bargaining agreements, covering approximately 1,800 employees, of which two agreements, covering 800 employees, will expire in fiscal year 2000. The Company currently believes that it will be able to obtain new labor agreements without interruption of work when these agreements expire. The Company considers its relations with its employees to be good.

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

    Some of the refrigerants used in HVAC&R equipment manufactured by the Company are regulated under international agreements and domestic and foreign laws and regulations governing stratospheric ozone depleting chemicals.

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

    With respect to the ban on consumption of CFCs (which began January 1, 1997), the Company has redesigned its large cooling capacity central station system HVAC&R equipment to utilize hydrofluorocarbon-134a ("HFC-134a"), a non-chlorinated refrigerant that is believed to be harmless to the ozone layer and is not scheduled for elimination pursuant to the Montreal Protocol.

    Substantially all major manufacturers of HVAC&R products, including the Company, produce HVAC&R equipment for smaller cooling capacity applications that utilize HCFC-22. The Company (and its competitors) must develop substitute refrigerants for use in HVAC&R products that currently use HCFC-22 prior to the phaseout of HCFC-22. Presently, the EPA has identified several refrigerants that it considers acceptable HCFC-22 substitutes for certain uses applicable to some of the Company's products. The Company is utilizing one such substitute in some of its equipment sold in Europe and is evaluating redesigned equipment capable of utilizing other acceptable substitutes.

ITEM 2. PROPERTIES

    A description of the Company's principal facilities with their approximate square feet of building space is summarized below. Unless otherwise specified below, the facilities are devoted to manufacturing:

LOCATION                                 SQUARE FEET  LEASED/OWNED                PRINCIPAL FUNCTION
---------------------------------------  -----------  -------------  --------------------------------------------
                               COMMERCIAL AIR CONDITIONING AND REFRIGERATION GROUP
Plymouth, Minnesota....................     166,000         Owned    Applied Air Handling Systems Business Unit
                                                                     administrative, testing, and research and
                                                                     development facility
Staunton, Virginia.....................     665,000         Owned    Chiller products
Faribault, Minnesota...................     244,000         Owned    Applied air handling system products
Auburn, New York.......................     417,000         Owned    Terminal air conditioning system products
Scottsboro, Alabama....................     270,000         Owned    Applied air handling system products
Cecchina, Italy........................     246,000         Owned    Chiller products
Pons, France...........................     150,000         Owned    Applied air handling systems and terminal
                                                                     air conditioning system products
Dayton, Ohio...........................     100,000        Leased    Parts distribution
Dartford, England......................     105,000         Owned    Headquarters for manufacturing of
                                                                     compressors, industrial refrigeration
                                                                     packages and contact plate freezers
Thetford, England......................      33,000        Leased    Production of air-blast, automatic plate and
                                                                     cryogenic freezers
Derby, England.........................      17,000        Leased    Spares distribution and compressor
                                                                     remanufacturing facility
Birkenhead, England....................       7,000         Owned    Compressor remanufacturing facility
Doncaster, England.....................       5,300         Owned    Motor rewinding facility
                                              7,900        Leased    Cabling facility

                                            FILTRATION PRODUCTS GROUP
Louisville, Kentucky...................     180,000         Owned    Corporate Headquarters, Global Filtration
                                                                     Products Group Headquarters and research and
                                                                     development facility
Atlanta, Georgia.......................     113,000        Leased    Replacement filters
Columbia, Missouri.....................      58,000         Owned    Replacement filters
                                             35,000        Leased    Replacement filters
Hutchins, Texas........................     340,000         Owned    Replacement filters
Elizabethtown, Pennsylvania............     160,000        Leased    Replacement filters
Fayetteville, Arkansas.................     175,000         Owned    Replacement filters
Los Angeles, California................      70,000        Leased    Replacement filters
Lebanon, Indiana.......................     154,000        Leased    Replacement filters
Boucherville, Quebec...................      62,000         Owned    Replacement filters

LOCATION                                 SQUARE FEET  LEASED/OWNED                PRINCIPAL FUNCTION
---------------------------------------  -----------  -------------  --------------------------------------------
Cramlington, England...................     160,000         Owned    Applied air handling systems and
                                                                     environmental products
Linton, England........................      27,000         Owned    Replacement filters
Amsterdam, The Netherlands.............      16,000        Leased    Administrative Office
Emmen, The Netherlands.................      97,000         Owned    Replacement filters
                                             75,000        Leased    Replacement filters
Lubeck, Germany........................      19,000        Leased    Engineering office
Gasny, France..........................     109,000         Owned    Environmental products
Ecoparc, France........................      46,000        Leased    Replacement filters
Vitoria, Spain.........................      40,000         Owned    Environmental products
Singapore..............................      41,000         Owned    Replacement filters

    In addition to the properties above, the Company also leases numerous facilities worldwide for use as sales and service offices, regional warehouses and distribution centers.

    Substantially all of the Company's property is subject to encumbrances. See Notes 6 and 8 to the Consolidated Financial Statements and Notes thereto.

ITEM 3. LEGAL PROCEEDINGS

ENVIRONMENTAL PROCEEDINGS

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

    In 1988, the California Department of Health Services issued a Remedial Action Order naming the Company and others as respondents in connection with soil and groundwater contamination in the vicinity of a manufacturing facility located in Visalia, California, that had been owned and operated by the Company's predecessor from 1961 to 1973. The Company entered into a settlement agreement with the other respondents under which the Company, among other things, agreed to be solely responsible for the remaining cleanup of the site. Further, the Company has settled or exhausted its remedies against all of its insurance carriers and expects no additional recoveries with respect to this site.

    On April 20, 1989, the Company and the North Carolina Department of Environment, Health and Natural Resources ("DEHNR") entered into an Administrative Order of Consent (the "Order"), concerning cleanup activities at the Company's former facility located in Wilmington, North Carolina. The Order pertained to the remediation of two separate accidental trichloroethane spills which occurred at this facility on November 18, 1983, and on July 24, 1987. The Order provided that the area of residual contamination at the site is a hazardous waste management unit subject to closure requirements under RCRA. This Order was later vacated at the request of the Company. The Company continues its remediation of this site in cooperation with the DEHNR without a consent order. Pursuant to the terms of the sales agreement between the Company and the current owner of the site, the Company is obligated to undertake remediation of the site at its sole expense. The Company has settled or exhausted its remedies against all of its insurance companies and expects no additional recoveries with respect to this site.

    In March 1994, contamination was found in wetlands, soil and groundwater at the Company's Scottsboro, Alabama, manufacturing facility. The Company purchased the facility from Halstead Industries in 1984. The Alabama Department of Environmental Management has required investigation and cleanup. The Company made a claim for indemnification from Halstead Industries, which denied responsibility. The Company filed suit against Halstead Industries and is pursuing recoveries from Halstead through the legal system. Further, over the past two years the Company has settled all of its claims against its insurance companies with regard to this site for an aggregate $1,000,000.

    In addition, the Company has discovered contaminants in the soil and/or groundwater at certain of its other manufacturing facilities. Based on preliminary estimates prepared by the Company's environmental consultants, the Company currently estimates that expenditures for remediation of all sites described above will be approximately $16.0 million in the aggregate. The Company continues to assess its insurance coverage and pursue potential recovery of a portion of such costs from its insurers as well as third parties. See Note 12 to the Consolidated Financial Statements.

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

MISCELLANEOUS

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On April 26, 1999, the sole shareholder elected the following persons as members of the Board of Directors of the Company to serve until the next annual meeting of the stockholder: Quek Leng Chan, Joseph B. Hunter, Gerald L. Boehrs, Roger Tan Kim Hock, Ho Nyuk Choy, Liu Wan Min, and Michael J. Christopher.

                                    PART II

ITEM 6. SELECTED FINANCIAL DATA

    The following table sets forth selected consolidated historical financial data of the Company for the period from May 2 to December 31, 1994, the six months ended July 1, 1995, and the fiscal years ended June 30, 1996, 1997, 1998 and 1999. In 1995 the Company changed its fiscal year end from the Saturday closest to December 31 to the Saturday closest to June 30 to coincide with OYL's fiscal year. For clarity of presentation in the consolidated financial statements, all full fiscal years are shown to begin on January 1 and end on December 31, or to begin on July 1 and end on June 30. For the periods presented on a basis other than a full fiscal year, actual period end dates are used.

    The table should be read in conjunction with Item 7--"Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and the related Notes included herein.

SELECTED FINANCIAL DATA

                                      PERIOD FROM   SIX MONTHS
                                       MAY 2 TO      ENDED (A)   YEAR ENDED   YEAR ENDED   YEAR ENDED   YEAR ENDED
                                     DECEMBER 31,     JULY 1,     JUNE 30,     JUNE 30,     JUNE 30,     JUNE 30,
                                         1994          1995         1996         1997         1998         1999
                                     -------------  -----------  -----------  -----------  -----------  -----------
                                                                 (DOLLARS IN THOUSANDS)
INCOME STATEMENT DATA(d):
  Net sales........................    $ 484,681     $ 428,510    $ 901,395    $ 947,933    $ 965,749    $ 924,028
  Cost of sales....................      346,222       305,043      646,561      697,294      709,639      691,222
                                     -------------  -----------  -----------  -----------  -----------  -----------
  Gross profit.....................      138,459       123,467      254,834      250,639      256,110      232,806
  Operating expenses...............      116,320       101,535      199,550      212,741      224,833      216,669
  Restructuring expenses...........           --            --           --           --        7,578        5,170
                                     -------------  -----------  -----------  -----------  -----------  -----------
  Operating income (loss)..........       22,139        21,932       55,284       37,898       23,699       10,967
  Interest expense, net............       16,192        11,671       24,957       25,961       25,131       23,975
  Other (income) expense, net......          (30)       (1,442)      (3,219)         616       (6,454)      (5,324)
                                     -------------  -----------  -----------  -----------  -----------  -----------
  Income (loss) before income taxes
    and extraordinary item.........        5,977        11,703       33,546       11,321        5,022       (7,684)
  Income taxes.....................        6,348         6,444       18,099        6,283        3,791       (1,444)
  Minority interest earnings.......           --            --           --          476          215          286
                                     -------------  -----------  -----------  -----------  -----------  -----------
  Income (loss) before
    extraordinary item.............         (371)        5,259       15,447        4,562        1,016       (6,526)
  Extraordinary item...............           --            --       (1,635)(b)         --         --           --
                                     -------------  -----------  -----------  -----------  -----------  -----------
  Net income (loss)................    $    (371)    $   5,259    $  13,812    $   4,562    $   1,016    $  (6,526)
                                     -------------  -----------  -----------  -----------  -----------  -----------
                                     -------------  -----------  -----------  -----------  -----------  -----------
BALANCE SHEET DATA (end of
  period)(d):
  Working capital..................    $  28,394     $  40,830    $  88,868    $  82,174    $  59,119    $  42,034
  Total assets.....................      679,725       730,966      806,579      810,294      795,933      755,195
  Total debt.......................      260,553       270,728      302,907      287,824      265,876      266,419
  Stockholder's equity.............      170,672       186,154      195,539      198,193      196,661      186,428
OTHER DATA(d):
  EBITDA(c)........................    $  36,910     $  36,975    $  82,677    $  62,373    $  56,884    $  45,104
  EBITDA margin....................          7.6%          8.6%         9.2%         6.6%         5.9%         4.8%
  Depreciation and amortization....    $  14,741     $  13,551    $  25,809    $  25,567    $  26,946    $  29,099
  Capital expenditures.............        8,454         5,697       14,765       15,941       23,922       19,514
  Net cash provided by (used in)
  Operating activities.............       (5,542)       (8,488)      27,962       26,223       27,456       18,362
  Investing activities.............       (8,454)       (5,697)     (49,668)     (21,285)      (6,789)     (19,514)
  Financing activities.............        8,081        20,492       27,075      (15,083)     (21,948)         544

                 FOOTNOTES TO TABLE OF SELECTED FINANCIAL DATA

(a) During 1995, the Company changed the reporting of its fiscal year end from the Saturday closest to December 31 to the Saturday closest to June 30. Through December 31, 1994 certain foreign subsidiaries reported on fiscal periods which ended one month prior to the Company's period-end. During the six month period ended July 1, 1995, the closing date for the foreign subsidiaries was changed to reflect the Company's current closing period. As a result, the July 1, 1995 financial statements include the financial results of these foreign subsidiaries from December 1, 1994 through July 1, 1995. The estimated impact on sales and operating income for the six month period ended July 1, 1995, was an increase in sales and operating income of $19.1 and $0.7 million, respectively.

(b) During the year ended June 30, 1996 the Company completed a refinancing of its debt. As part of this refinancing the Company used some of the proceeds from the offering to repay long-term debt. As a result, the Company recorded an extraordinary item of $1.6 million ($2.7 net of $1.1 million tax benefit) relating to unamortized debt issuance cost.

(c) EBITDA represents income (loss) before extraordinary item, cumulative effect of accounting change, interest expense, income tax expense, and depreciation and amortization. The Company has included information concerning EBITDA as it is relevant for debt covenant analysis and because it is used by certain investors as a measure of the Company's ability to service its debt. EBITDA should be used as an alternative to, or be construed as more meaningful than, operating income or cash flow from operations as an indicator of the operating performance of the Company.

(d) The prior year adjustment relates to errors arising from the accumulation of contract costs of a subsidiary company located in the United Kingdom. Upon discovery, the Company engaged a third party to investigate these errors. Based on the findings of management, the third party, and review by the Company auditors, it was determined that the consolidated financial statements as of and for the years ended June 30, 1998, 1997 and 1996, and for the six months ended July 1, 1995, and for the period from May 2 to December 31, 1994 should be restated for errors contained in those financial statements. The effect of the restatement was to reduce net income for the years ended June 30, 1998, 1997 and 1996 from $4,111 to $1,016, $6,637 to
    $4,562 and $14,900 to $13,812, respectively, and for the six months ended July 1, 1995 from $6,292 to 5,259, and for the period from May 2 to December 31, 1994 from $1,245 to $(371).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    The following should be read in conjunction with Item 6--"Selected Financial Data" and the Consolidated Financial Statements and the Notes thereto.

1999 COMPARED TO 1998

    Consolidated net sales were $924.0 million for the fiscal year ended June 30, 1999. This represents a decrease in net sales of $41.7 million, or 4.3%, from $965.7 million for the fiscal year ended June 30, 1998. Income from operations was $11.0 million, or 1.2% of net sales, versus $23.7 million, or 2.5% of net sales, for fiscal years 1999 and 1998, respectively. The Company implemented several restructuring initiatives during fiscal year 1999. These initiatives primarily included restructuring of the European operations of the Filtration Products segment in the first and fourth quarters and restructuring efforts within the Commercial Air Conditioning and Refrigeration segment for the Chiller operations in North America, Italian and United Kingdom operations in the second half of fiscal year 1999. These restructuring efforts resulted in a $5.2 million unfavorable impact on operating income for the fiscal year ended June 30, 1999. Excluding the restructuring costs, income from operations was $16.1 million or 1.7% of net sales for the year ended June 30, 1999. See Note 10 to the Consolidated Financial Statements regarding the restructuring.

COMMERCIAL AIR CONDITIONING AND REFRIGERATION GROUP

    Net sales for the Commercial Air Conditioning and Refrigeration segment were $598.6 million in fiscal year 1999, a decrease of $21.6 million, or 3.5%, from $620.2 million in fiscal year 1998. Excluding the industrial fans business which was sold in the first quarter of fiscal year 1998 and contributed $7.6 million in sales in fiscal year 1998, net sales decreased 2.2% from the prior year.

    North American net sales decreased 4.4% in fiscal year 1999, or 2.7% excluding the industrial fan business compared to fiscal year 1998. This sales decrease resulted primarily from decreased sales in the chiller products and terminal air conditioning systems business units. Chiller product net sales decreased 18.5% in fiscal year 1999 versus fiscal year 1998 primarily as a result of decreased centrifugal and screw chiller sales to export markets, especially the Asian market. Management expects export sales to the Asian market to remain slow due to the weak economic conditions being experienced in the Asian region. Terminal air conditioning products net sales decreased 11.7% in fiscal year 1999 as compared to fiscal year 1998 and is attributable primarily to product rationalization in North America and a related market reaction as a result of the changes in product offerings. The sales decreases in the chiller products and terminal air conditioning products business were partially offset by net sales increases in the applied air handling systems and service and parts business units. Applied air handling systems net sales increased 25.9% for the fiscal year 1999 versus fiscal year 1998. Market demand for the rooftop, self contained and new air handling products continued to grow throughout fiscal year 1999. The service and parts business unit had net sales increases of 4.6% for fiscal year 1999 as compared to fiscal year 1998 as a result of strong demand for replacement parts.

    International net sales for the group increased slightly at 1.0% for fiscal year 1999 versus fiscal year 1998. Strong chiller sales in the European markets, increased market demand in the Middle East and increased volume from the sales office in Dubai were partially offset by reduced sales volume in the industrial refrigeration business in the United Kingdom. The reduced sales volume in the industrial refrigeration business results primarily from two large contracts completed in fiscal year 1998 not repeated in fiscal year 1999. Backlog for the Commercial Air Conditioning and Refrigeration Group was $133.7 million as compared to $138.5 million at June 30, 1999 and 1998, respectively Product rationalization and a related market reaction as a result of the changes in product offerings has primarily attributed to the decrease in backlog year over year.

    Operating income excluding amortization and restructuring was $2.0 million, or 0.3% of net sales, in fiscal year 1999 as compared to $23.7 million, or 3.8% of net sales in fiscal year 1998. This decrease of $21.7 million partially results from the unfavorable overhead absorption impact of the reduced sales volume activity. The gross margin rate decreased 2.4 percentage points from the prior year rate due to unfavorable manufacturing variances and unfavorable absorption related to lower sales volume. Price increases and favorable product mix in applied air handling products partially offset these decreases. Excluding restructuring and amortization expenses, operating expenses as a percentage of sales increased 1.6 percentage points in fiscal year 1999 compared to fiscal year 1998. This increase is primarily attributable to warranty expenses related to new product introductions and a discontinued product line in the chiller business. Additionally, increases in commissions expenses as a result of changes in distribution pricing for terminal and chiller products and increased logistics expenses in the chiller business have contributed to the increase in operating expenses.

FILTRATION PRODUCTS GROUP

    Net sales for the Filtration Products segment were $334.1 million in fiscal year 1999, a decrease of $24.7 million, or 6.9%, from $358.8 million in fiscal year 1998. Domestic and international markets experienced net sales decreases due the reorganization of the environmental products business and soft market conditions throughout the international regions.

    Domestic operations net sales decreased 6.3% in fiscal year 1999 versus fiscal year 1998. The decreases in net sales primarily result from the restructuring of the environmental product group to focus on core product lines, a weakened clean room market and reduced volume in the automotive market. These decreases were partially offset by increased sales volume in the air filtration retail business as a result of favorable weather conditions. International net sales for fiscal year 1999 decreased 7.1% from fiscal year 1998 net sales volume. European net sales decreased 3.3% as a result of reduced air pollution projects in fiscal year 1999 partially offset by increased air filtration products volume in the European markets. Asian net sales decreased 17.7% from the prior year due to the weakened economic market conditions being experienced in the Asian region. Additionally, two large MFAS projects in Singapore during the fourth quarter of fiscal year 1998 were not repeated during fiscal year 1999. Latin American net sales decreased 31.6% year over year primarily as a result of the slowdown in the Mexican economy during fiscal year 1999. Management believes that the slowed sales activity experienced in the international markets in fiscal year 1999 will continue as the Asian and Mexican economies remain weak.

    Operating income excluding amortization and restructuring was $23.2 million in fiscal year 1999, an increase of $4.1 million, or 21.4%, from $19.1 million for the fiscal year 1998. Operating income excluding amortization and restructuring as a percent of sales increased from 5.3% in 1998 to 7.0% in 1999. Gross margins increased to 27.8% from 27.7% as a percentage of sales for the fiscal years 1999 and 1998, respectively. Operating expenses excluding amortization and restructuring decreased 13.1% in fiscal year 1999 from fiscal year 1998. This decrease results from the reorganization of the environmental products business in fiscal year 1998, the restructuring efforts of the Filtration Products group in fiscal year 1999 and reduced sales volume.

NON-OPERATING EXPENSES

    Interest expense was $24.0 million for the fiscal year ended June 30, 1999 versus $25.1 million for the fiscal year ended June 30, 1998. The decrease in interest expense results from reduced borrowing levels with proceeds from the sale of the industrial fans business in the first half of fiscal year 1998 and the capitalization of interest on the information technology enhancement project. During fiscal years 1999 and 1998, the Company had net other income of $5.3 and $6.5 million, respectively. In the first quarter of fiscal year 1999, the Company recorded $2.9 million in other income as a result of favorable developments in the IRS audit and tax indemnification settlement with former shareholders of the

Company as described in Note 15. Additionally, a $1.5 million gain related to the termination of a pension plan in Canada was recorded in the first quarter of fiscal year 1999. Also, the Company recognized $0.8 million in expenses in the third quarter of fiscal year 1999 related to the potential sale of the Company. In fiscal year 1998, the Company recognized a gain of $6.6 million on the sale of the industrial fan business during the second quarter. Other expenses, which result from foreign currency and equity affiliate transactions, were not material for fiscal years 1999 or 1998.

    The provision for income taxes was a benefit of $1.4 million and the effective tax rate was (18.8)% for the fiscal year ended June 30, 1999 compared to an income tax provision of $3.8 million and an effective tax rate of 75.5% for the fiscal year ended June 30, 1998. The effective tax rate differs from the statutory rate primarily due to the effect of nondeductible goodwill amortization and foreign losses not benefited.

1998 COMPARED TO 1997

    Consolidated net sales were $965.7 million for the fiscal year ended June 30, 1998. This represents an increase in net sales of $17.8 million, or 1.9%, from $947.9 million for the fiscal year ended June 30, 1997. Income from operations was $23.7 million or 2.5% of net sales versus $37.9 million or 4.0% of net sales for fiscal years 1998 and 1997, respectively. The Company implemented a restructuring initiative during the fourth quarter of fiscal year 1998 primarily related to the Filtration Products Group. This initiative resulted in a $7.6 million unfavorable impact on operating income for the year ended June 30, 1998. Excluding the restructuring costs, income from operations was $31.3 million or 3.2% of net sales for the year ended June 30, 1998. See
Note 10 to the Consolidated Financial Statements regarding the restructuring.

COMMERCIAL AIR CONDITIONING AND REFRIGERATION GROUP

    Net sales for the Commercial Air Conditioning and Refrigeration segment were $620.2 million in fiscal year 1998, an increase of $23.0 million, or 3.9%, from $597.2 million in fiscal year 1997. This increase was attained despite the sale of the industrial fan business in October of 1997 which contributed sales of $7.6 and $20.1 million in fiscal years 1998 and 1997, respectively. Net sales increased 6.2% year over year without the industrial fan business.

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

FILTRATION PRODUCTS GROUP

    Net sales for the Filtration Products segment were $358.8 million in fiscal 1998, a decrease of $6.8 million, or 1.9%, from $365.7 million for the fiscal year ended June 30, 1997. Excluding a group unfavorable currency impact of $15.6 million, net sales increased 2.4% in fiscal year 1998 compared to the prior year. Domestic operations net sales decreases due to soft market conditions were partially offset by volume increases in the international markets of environmental products, primarily in Europe.

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

    Operating income excluding amortization and restructuring was $19.1 million in fiscal year 1998, a decrease of $7.7 million, or 28.6%, from $26.8 million for the fiscal year 1997. Operating income excluding amortization and restructuring as a percent of sales decreased from 7.3% to 5.3%. Gross margins decreased to 27.7% from 29.3% as a percentage of sales for the fiscal years ended June 30, 1998 and June 30, 1997, respectively. Product mix and competitive price strategies aimed at gaining market share in both the air filtration and environmental products markets contributed to the percentage point decrease in gross margin year over year. SG&A excluding amortization and restructuring decreased slightly in fiscal year 1998 from fiscal year 1997. Reductions in selling expenses resulting from cost control measures implemented Company-wide were offset by information technology expenses associated with upgrading software to enhance business performance and the acquisition of an engineering company in the third quarter of fiscal year 1997.

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

    Income tax expense was $3.8 million and the effective tax rate was 75.5% for the fiscal year ended June 30, 1998 compared to income tax expense of $6.3 million and an effective tax rate of 55.5% for the fiscal year ended June 30, 1997. The effective income tax rate increased primarily due to the effect of nondeductible goodwill amortization and foreign losses not benefited against reduced earnings for the year.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's liquidity needs are provided by cash generated from operating activities and supplemented when necessary by short-term credit facilities. For the year ended June 30, 1999, net cash provided by operating activities was $18.4 million as compared to a generation of $27.5 million for the year ended June 30, 1998. For the fiscal year ended June 30, 1999 net cash used by investing activities consisted of capital expenditures of $19.5 million of which $12 million related to the implementation of new computer systems. See "Year 2000" for further discussion. Net cash provided by financing activities was $0.5 million, comprised of $26.8 million in payments on long-term debt offset by $27.3 million in net additional borrowings under short-term borrowing arrangements.

    The Company has secured certain letter of credit facilities totaling $13.5 million that are supported by letters of credit from OYL, the Company's parent, which had $10.0 million in outstanding usage at June 30, 1999. The commitments made under these facilities expire in March 2000, but may be extended annually for successive one year periods with the consent of OYL and the banks providing the facilities.

    J&E Hall Limited, a wholly-owned, U.K. based subsidiary of the Company, has a short-term credit facility supported by a letter of credit from OYL. Borrowings under this facility totaled $25.3 and $22.6 million at June 30, 1999 and 1998, respectively. This arrangement expires in September 2000, but may be extended annually for successive one year periods with the consent of OYL and the banks providing the facilities.

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

    Planned capital expenditures are approximately $12 million for the year ending June 30, 2000 and approximately $14 million for the year ending June 30, 2001.

    The ongoing costs of compliance with existing environmental laws and regulations and the estimated costs to clean up and monitor existing contaminated sites is not expected to have a material adverse effect on the Company's capital expenditures or financial position. See "Legal Proceedings" and Note 16 to the Consolidated Financial Statements.

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

    As of June 30, 1999, remaining borrowing availability under the $80 million Revolving Credit portion of the Bank Agreement was $29.0 million. On September 30, 1999, the Company refinanced its Bank Credit Agreement with a New Term Loan of $30 million and a new Revolving Credit Facility of $90 million ("New Bank Credit Agreement"). The New Bank Credit Agreement has a three-year term, was used to retire all obligations under the previous Bank Agreement and is designed to provide added flexibility and borrowing availability. The New Bank Credit Agreement also provides favorable interest rates and other fees compared to the previous Bank Credit Agreement. At the closing date for the New Bank Credit Agreement, remaining borrowing availability under the new Revolving Credit portion of the New Bank Credit Agreement was $32 million.

    Management believes, based upon current levels of operations and forecasted earnings, that cash flow from operations, together with borrowings under the New Bank Credit Agreement and other short-term credit facilities, will be adequate to make payments of principal and interest on debt, to permit anticipated capital expenditures and to fund working capital requirements and other cash needs. Nevertheless, the Company will remain leveraged to a significant extent and its debt service obligations will continue to be substantial. If the Company's sources of funds were to fail to satisfy the Company's requirements, the Company may need to refinance its existing debt or obtain additional financing. There is no assurance that any such new financing alternatives would be available, and, in any case, such new financing (if available) would be expected to be more costly and burdensome than the debt agreements currently in place.

YEAR 2000

    The Company established a formal Year 2000 program during fiscal year ending June 30, 1998, which began with a worldwide assessment and development of a central data base containing an inventory of the risk elements associated with the Year 2000 issue for each of the Company's operations. The Company also appointed an overall project coordinator and established an executive review process. Prior to establishing a formal Year 2000 management process, the Company had already decided to replace substantially all of its old systems with new state-of-the-art Enterprise Resource Planning (ERP) systems. The Company currently estimates expenditures for the new systems will aggregate approximately $27.0 million (having incurred approximately $26.0 million as of June 30, 1999). Expenditures for additional remedial actions beyond those required to install new systems will be managed by the individual business units and recognized in operating expenses. The Company's management believes that modernizing its information systems is critical for the Company's stable and efficient growth, and it is the basis of the Company's strategy for resolving its Year 2000 issues.

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

    The scheduled Year 2000 activities and current status are summarized in the chart below:

ACTIVITY                                                        STATUS          STARTING             ENDING
Assessment and inventory...................................    Complete    September 1997      January 1998
Coordinator and Executive review process...................    Complete    February 1998       May 1998
Industrial Refrigeration ERP...............................    Complete    January 1997        April 1998
Filtration Products ERP....................................    Complete    April 1997          July 1999
Commercial Air Conditioning ERP............................    Complete    September 1997      September 1999
Product compliance.........................................    Complete    May 1998            March 1999
Materials suppliers........................................   In Process   June 1998           October 1999
Other IT issues including third parties....................   In-Process   September 1998      October 1999
Equipment and facilities...................................   In Process   September 1998      October 1999

    The Year 2000 activities are currently on schedule, and the Company anticipates successful implementation of the scheduled ERP projects and systems upgrades. The financial systems of the ERP project have been implemented and used during the last three quarters of fiscal year 1999 in the Commercial Air Conditioning businesses. Additionally, the manufacturing and order entry systems have been implemented in all of the domestic plants as of September 1999. The financial, bill of material and cost systems of the ERP project have been implemented and used throughout fiscal year 1999 in the Filtration Products businesses.

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

EURO CONVERSION

    Management has initiated an internal analysis of and planning for the effect the Euro will have on the operating and financial condition of the Company. The Euro is not expected to have a material effect on the Company's operating results or competitive position. The Company's financial systems are Euro compliant and opportunities will continue to be investigated for European-wide system infrastructures.

FORWARD-LOOKING STATEMENTS

    When used in this report by management of the Company, from time to time, the words "believes," "anticipates," and "expects" and similar expressions are intended to identify forward-looking statements that involve certain risks and uncertainties. A variety of factors could cause actual results to differ materially from those anticipated in the Company's forward-looking statements, some of which include risk factors previously discussed in this and other SEC reports filed by the Company. These risk factors include, but are not limited to, general economic conditions, environmental laws and regulations, the weakening Asian markets, unforeseen competitive pressures, warranty expenses, market acceptance of new products, unseasonably cool spring or summer weather, a slow down in the chiller market, the inability to meet debt covenants, unforeseen difficulties in maintaining mutually beneficial relationships with strategic initiatives partners, the Year 2000 issue, and the results of restructuring activities. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date thereof. The Company undertakes no obligation to publicly release the results of any events or circumstances after the date hereof to reflect the occurrence of unanticipated events.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    The Company's earnings are affected by fluctuations in the value of the U.S. dollar, as compared to foreign currencies, as a result of transactions in foreign markets. At June 30, 1999, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company's transactions are denominated would result in a decrease in operating income of approximately $0.4 million for the year ending June 30, 1999. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales, changes in exchange rates also affect the volume of sales or the foreign currency sales price as competitors' services become more or less attractive. The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

    While the Company is exposed to changes in interest rates as a result of its outstanding debt, the Company does not currently utilize any derivative financial instruments related to its interest rate exposure. Total short-term and long-term debt outstanding at June 30, 1999 was $266.4 million, consisting of $124.9 million in variable rate borrowing and $141.5 million in fixed rate borrowing. At this level of variable rate borrowing, a hypothetical 10% increase in interest rates would decrease pre-tax current year earnings by approximately $1.1 million at June 30, 1999. At June 30, 1999, the fair value of the Company's fixed rate debt outstanding was estimated at $135.2 million using quoted market price. A hypothetical 10% change in interest rates would not result in a material change in the fair value of the Company's fixed rate debt.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                        PAGE IN THIS
FINANCIAL STATEMENTS                                                                                       REPORT
-----------------------------------------------------------------------------------------------------  ---------------

Report of the Independent Auditors...................................................................            26

Consolidated Balance Sheets--
  at June 30, 1999 and 1998..........................................................................            27

Consolidated Statements of Operations--
  Years ended June 30, 1999, 1998 and 1997...........................................................            28

Consolidated Statements of Cash Flows--
  Years ended June 30, 1999, 1998 and 1997...........................................................            29

Consolidated Statements of Stockholder's Equity--
  Years ended June 30, 1999, 1998 and 1997...........................................................            30

Consolidated Statements of Comprehensive Income (Loss)--
  Years ended June 30, 1999, 1998 and 1997...........................................................            31

Schedule II--Report of the Independent Auditors
  Valuation and Qualifying Accounts and Reserves--
  Years ended June 30, 1999, 1998 and 1997...........................................................            50

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholder
AAF-McQuay Inc.

    We have audited the accompanying consolidated balance sheets of AAF-McQuay Inc. and subsidiaries as of June 30, 1999 and 1998, and the related consolidated statements of operations, cash flows, stockholder's equity and comprehensive income (loss) for each of the three years in the period ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AAF-McQuay Inc. and subsidiaries at June 30, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles.

                                                  [ERNST & YOUNG LLP]

Baltimore, Maryland
September 30, 1999

                        AAF-MCQUAY INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                   JUNE 30,
                                                                                            ----------------------
                                                                                               1999        1998
                                                                                            ----------  ----------
                                                      ASSETS
Current assets:
  Cash and cash equivalents...............................................................  $    9,168  $    9,697
  Accounts receivable.....................................................................     227,844     238,613
  Inventories.............................................................................     118,163     123,848
  Other current assets....................................................................       6,754       8,423
                                                                                            ----------  ----------
    Total current assets..................................................................     361,929     380,581

Property, plant and equipment, net........................................................     145,086     145,305
Cost in excess of net assets acquired and other identifiable intangibles, net.............     228,906     250,650
Other assets and deferred charges.........................................................      19,274      19,397
                                                                                            ----------  ----------
    Total assets..........................................................................  $  755,195  $  795,933
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                                       LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Short-term borrowings...................................................................  $   87,602  $   60,262
  Current maturities of long-term debt....................................................      14,495      28,531
  Accounts payable, trade.................................................................     115,986     131,761
  Accrued warranty........................................................................      18,604      14,947
  Accrued employee compensation...........................................................      34,834      35,918
  Other accrued liabilities...............................................................      48,374      50,043
                                                                                            ----------  ----------
    Total current liabilities.............................................................     319,895     321,462

Long-term debt............................................................................     164,322     177,083
Deferred income taxes.....................................................................      34,676      48,750
Other liabilities.........................................................................      49,874      51,977
                                                                                            ----------  ----------
    Total liabilities.....................................................................     568,767     599,272

Stockholder's equity:
  Preferred stock ($1 par value; 1,000 shares authorized, none issued)....................          --          --
  Common stock ($100 par value; 8,000 shares authorized, 2,497 shares issued and
    outstanding)..........................................................................         250         250
  Additional paid-in capital..............................................................     179,915     179,915
  Retained earnings.......................................................................      17,762      24,288
  Accumulated other comprehensive income (loss)...........................................     (11,499)     (7,792)
                                                                                            ----------  ----------
    Total stockholder's equity............................................................     186,428     196,661
                                                                                            ----------  ----------
Total liabilities and stockholder's equity................................................  $  755,195  $  795,933
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                 See Notes to Consolidated Financial Statements

                        AAF-MCQUAY INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                             (DOLLARS IN THOUSANDS)

                                                                                      YEARS ENDED JUNE 30,
                                                                               ----------------------------------
                                                                                  1999        1998        1997
                                                                               ----------  ----------  ----------
Net sales....................................................................  $  924,028  $  965,749  $  947,933
Cost of sales................................................................     691,222     709,639     697,294
                                                                               ----------  ----------  ----------
Gross profit.................................................................     232,806     256,110     250,639

Operating expenses:
    Selling, general and administrative......................................     205,299     213,176     201,157
    Amortization of intangible assets........................................      11,370      11,657      11,584
    Restructuring charges....................................................       5,170       7,578          --
                                                                               ----------  ----------  ----------
                                                                                  221,839     232,411     212,741
                                                                               ----------  ----------  ----------
Income from operations.......................................................      10,967      23,699      37,898

Interest expense, net........................................................      23,975      25,131      25,961
Other (income) expense, net..................................................      (5,324)     (6,454)        616
                                                                               ----------  ----------  ----------
Income (loss) before income taxes............................................      (7,684)      5,022      11,321
Provision for income taxes...................................................      (1,444)      3,791       6,283
Minority interest in earnings................................................         286         215         476
                                                                               ----------  ----------  ----------
Net income (loss)............................................................  $   (6,526) $    1,016  $    4,562
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

                 See Notes to Consolidated Financial Statements

                        AAF-MCQUAY INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                                                       YEARS ENDED JUNE 30,
                                                                                ----------------------------------
                                                                                   1999        1998        1997
                                                                                ----------  ----------  ----------
Cash flows from operating activities
  Net income (loss)...........................................................  $   (6,526) $    1,016  $    4,562
  Adjustments to reconcile to cash
    from operating activities:
  Restructuring charges.......................................................       5,170       7,578          --
  Depreciation and amortization...............................................      29,099      26,946      25,567
  Foreign currency transaction (gains) losses.................................        (738)        385         413
  Gain on the sale of business................................................          --      (6,626)         --
  Deferred income taxes.......................................................      (4,417)     (3,861)      1,022
  Changes in operating assets and liabilities:
    Accounts receivable.......................................................      10,769      (5,208)    (11,981)
    Inventories...............................................................       5,685         344      (9,661)
    Other assets/liabilities, net.............................................      (3,236)        244      (6,339)
    Accounts payable and other accrued liabilities............................     (17,444)      6,638      22,640
                                                                                ----------  ----------  ----------
Net cash from operating activities............................................      18,362      27,456      26,223
                                                                                ----------  ----------  ----------

Cash flows from investing activities:
  Capital expenditures........................................................     (19,514)    (23,922)    (15,941)
  Acquisitions of businesses..................................................          --          --      (5,344)
  Proceeds from the sale of business..........................................          --      17,133          --
                                                                                ----------  ----------  ----------
Net cash from investing activities............................................     (19,514)     (6,789)    (21,285)

Cash flows from financing activities:
Net borrowing (repayment) under short-term borrowing
  arrangements................................................................      27,340       1,559      (6,835)
  Payments on long-term debt..................................................     (26,796)    (23,507)    (10,248)
  Proceeds from issuance of long-term debt....................................          --          --       2,000
                                                                                ----------  ----------  ----------
Net cash from financing activities............................................         544     (21,948)    (15,083)

Effect of exchange rate changes on cash.......................................          79         151         148
                                                                                ----------  ----------  ----------
Net increase (decrease) in cash and cash equivalents..........................        (529)     (1,130)     (9,997)
Cash and cash equivalents at beginning of period..............................       9,697      10,827      20,824
                                                                                ----------  ----------  ----------

Cash and cash equivalents at end of period....................................  $    9,168  $    9,697  $   10,827
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------

                 See Notes to Consolidated Financial Statements

                        AAF-MCQUAY INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

                             (DOLLARS IN THOUSANDS)

                                                                                               FOREIGN
                                                                      ADDITIONAL              CURRENCY
                                                           COMMON      PAID-IN    RETAINED   TRANSLATION
                                                            STOCK      CAPITAL    EARNINGS   ADJUSTMENT     TOTAL
                                                         -----------  ----------  ---------  -----------  ----------
Balance, July 1, 1996, as restated.....................   $     250   $  179,915  $  18,710   $  (3,336)  $  195,539
Net income.............................................          --           --      4,562          --        4,562
Currency translation adjustment........................          --           --         --      (1,908)      (1,908)
                                                              -----   ----------  ---------  -----------  ----------
Balance, June 30, 1997.................................         250      179,915     23,272      (5,244)     198,193
                                                              -----   ----------  ---------  -----------  ----------
Net income.............................................          --           --      1,016          --        1,016
Currency translation adjustment........................          --           --         --      (2,548)      (2,548)
                                                              -----   ----------  ---------  -----------  ----------
Balance, June 30, 1998.................................         250      179,915     24,288      (7,792)     196,661
                                                              -----   ----------  ---------  -----------  ----------
Net income (loss)......................................          --           --     (6,526)         --       (6,526)
Currency translation adjustment........................          --           --         --      (3,707)      (3,707)
                                                              -----   ----------  ---------  -----------  ----------
Balance, June 30, 1999.................................   $     250   $  179,915  $  17,762   $ (11,499)  $  186,428
                                                              -----   ----------  ---------  -----------  ----------
                                                              -----   ----------  ---------  -----------  ----------

                 See Notes to Consolidated Financial Statements

                        AAF-MCQUAY INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                             (DOLLARS IN THOUSANDS)

                                                                                         YEARS ENDED JUNE 30,
                                                                                   --------------------------------
                                                                                      1999       1998       1997
                                                                                   ----------  ---------  ---------
Net income (loss)................................................................  $   (6,526) $   1,016  $   4,562
Other comprehensive income (loss):
  Foreign currency translation adjustments.......................................      (3,707)    (2,548)    (1,908)
                                                                                   ----------  ---------  ---------
Comprehensive income (loss)......................................................  $  (10,233) $  (1,532) $   2,654
                                                                                   ----------  ---------  ---------
                                                                                   ----------  ---------  ---------

                See Notes to Consolidated Financial Statements.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of the Company and all of its subsidiaries. All intercompany transactions and balances have been eliminated. The accompanying financial statements reflect the financial results of the Company for the fiscal years ended June 30, 1999, 1998 and 1997. The Company's fiscal year end is the Saturday closest to June 30 and, for clarity of presentation in the consolidated financial statements, fiscal years are shown to begin on July 1 and end on June 30.

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

    INVENTORIES

    Inventories are valued at the lower of cost or market at June 30, 1999 and 1998. Cost is determined by the last-in, first-out (LIFO) method for U.S. inventories, (57% in 1999 and 1998), and the first-in, first-out (FIFO) method for the Company's foreign subsidiaries (43% in 1999 and 1998).

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

    COST OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE

    In March 1998, the American Institute of Certified Public Accountants issued SOP No. 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED FOR OR OBTAINED FOR INTERNAL USE. SOP 98-1 requires that qualifying computer software costs incurred during the application development stage be capitalized and amortized over the software's estimated useful life. The Company adopted the SOP 98-1 requirements effective July 1, 1997. Software costs are amortized on a straight line basis over periods of three to five years.

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

                        AAF-MCQUAY INC. AND SUBSIDIARIES

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Transaction gains and losses that arise from exchange rate changes on transactions denominated in a currency other than the local currency are included currently in the results of operations. The Company recognized net foreign currency transaction (gains) losses of $(738,000), $385,000, and $425,000 for the fiscal years ended June 30, 1999, 1998 and 1997, respectively.

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

    RESEARCH AND DEVELOPMENT COSTS

    Research and development costs were approximately $8.9, $10.0, and $10.6 million, for the fiscal years ended June 30, 1999, 1998 and 1997, respectively, and are included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

    STOCK-BASED COMPENSATION

    As described in Note 13, the Company has elected to follow the accounting provisions of Accounting Principles Board Opinion No. 25 for stock-based compensation and to furnish the pro forma disclosures required under Statement of Financial Accounting Standards No. 123.

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

    RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1997, the FASB issued SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, which established standards for reporting information about operating segments. The Company adopted this standard effective June 30, 1999. Segment information for 1998 and 1997 has been restated in conformity with the provisions of SFAS No. 131.

                        AAF-MCQUAY INC. AND SUBSIDIARIES

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    In February 1998, the FASB issued Statement No. 132, EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS. Statement 132 addresses disclosure issues only and does not change the measurement or recognition provisions specified in other various Statements. The Company adopted this standard effective June 30, 1999.

    In June 1998, the FASB issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND FOR HEDGING ACTIVITIES, which requires that an entity record all derivatives in the statement of financial position at their fair value. It also requires changes in the fair value of derivatives to be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company is required to adopt this standard for the fiscal year beginning July 1, 2000. The Company continues to evaluate the adoption of this new pronouncement.

3. PRIOR YEAR ADJUSTMENT

    The prior year adjustment relates to errors arising from the accumulation of contract costs of a subsidiary company located in the United Kingdom. Upon discovery, the Company engaged a third party to investigate these errors. Based on the findings of management, the third party, and review by the Company auditors, it was determined that the consolidated financial statements as of and for the years ended June 30, 1998 and 1997 should be restated for the errors contained in those financial statements. The effect of the restatement has resulted in the reduction of retained earnings of $3,094 (net of tax of $929) and $5,807 (net of tax of $1,744) for the financial year ended June 30, 1998 and for the financial years ended June 30, 1997 and prior, respectively.

4. ACCOUNTS RECEIVABLE

    Accounts receivable consist of the following (dollars in thousands):

                                                                           1999        1998
                                                                        ----------  ----------
Accounts receivable, trade                                              $  219,990  $  237,343
Accounts receivable, other............................................      14,911       8,631
                                                                        ----------  ----------
                                                                           234,901     245,974
Less allowance for doubtful receivables...............................       7,057       7,361
                                                                        ----------  ----------
                                                                        $  227,844  $  238,613
                                                                        ----------  ----------
                                                                        ----------  ----------

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

                        AAF-MCQUAY INC. AND SUBSIDIARIES

5. INVENTORIES

    Inventories consist of the following (dollars in thousands):

                                                                           1999        1998
                                                                        ----------  ----------
FIFO cost:
Raw materials.........................................................  $   39,838  $   46,513
Work-in-process.......................................................      25,884      32,548
Finished goods........................................................      51,063      40,961
                                                                        ----------  ----------
                                                                           116,815     120,022
LIFO adjustment.......................................................       1,348       3,826
                                                                        ----------  ----------
                                                                        $  118,163  $  123,848
                                                                        ----------  ----------
                                                                        ----------  ----------

6. PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consists of the following (dollars in thousands):

                                                                           1999        1998
                                                                        ----------  ----------
Land                                                                    $    8,245  $    9,635
Buildings.............................................................      60,618      60,396
Machinery and equipment...............................................     139,441     123,502
                                                                        ----------  ----------
                                                                           208,304     193,533
Less accumulated depreciation and amortization........................      63,218      48,228
                                                                        ----------  ----------
                                                                        $  145,086  $  145,305
                                                                        ----------  ----------
                                                                        ----------  ----------

    At June 30, 1999, substantially all property, plant and equipment are encumbered by various debt obligations of the Company.

7. INTANGIBLE ASSETS

    Intangible assets consist of the following (dollars in thousands):

                                                                           1999        1998
                                                                        ----------  ----------
Cost in excess of net assets acquired.................................  $  145,105  $  155,463
Other intangibles:
  Technology..........................................................      14,213      14,260
  Trademarks..........................................................      61,161      61,161
  Drawings............................................................      54,000      54,000
  Workforce...........................................................      18,417      18,417
                                                                        ----------  ----------
  Total other intangibles.............................................     147,791     147,838
  Less accumulated amortization.......................................      63,990      52,651
                                                                        ----------  ----------
                                                                        $  228,906  $  250,650
                                                                        ----------  ----------
                                                                        ----------  ----------

                        AAF-MCQUAY INC. AND SUBSIDIARIES

8. DEBT

    The Company had a Bank Agreement at June 30, 1999 that consisted of a Revolving Credit, Letter of Credit, and Term Loan Agreement. The Revolving Credit portion of the Bank Agreement ("Revolver") provided for maximum aggregate short-term borrowings of $80 million and up to $25 million for letters of credit. However, the combined amount of short-term borrowings plus letters of credit could not exceed $80 million. Use of the Revolver was subject to the Company's availability (as defined in the Bank Agreement) and was based on the Company's level of domestic receivables and inventories. At June 30, 1999, borrowings of $51 million were outstanding under this facility, no letters of credit were issued and outstanding and the Company had approximately $29.0 million in additional borrowing availability. The Company was required to pay a commitment fee of 0.50% on the unused portion of the Revolver.

    Interest on Revolver advances under the Bank Agreement was generally payable quarterly based, at the Company's option, on (1) the higher of the bank prime rate or a rate based upon the Federal Funds Rate plus a specified premium, or
(2) the average rate at which Eurodollar deposits are offered to prime banks in the London interbank market (LIBOR) plus a specified premium. The interest rate premiums were determined by an interest rate matrix which is based on certain quarterly financial ratios as described in the Bank Agreement. As of June 30, 1999, the Company's interest rate premiums were LIBOR + 3.00% or prime + 2.00% based on the applicable financial ratios. The interest rate premiums were subject to a 0.25% increase or may decrease by as much as 1.00%, depending on the applicable quarterly financial ratios. At June 30, 1999, the Company's borrowing rate under the Bank Agreement, was approximately 8.50%. The average effective interest rate under the Bank Agreement for the fiscal year ended June 30, 1999 was approximately 8%.

    In September 1999, the Company refinanced the Bank Agreement with a New Bank Credit Agreement. The New Bank Credit Agreement was issued for a three year term and includes a $30 million term loan (New Term Loan) and a $90 million revolving credit commitment (New Revolver).

    Under the New Bank Credit Agreement, the interest rate premiums are fixed for the first year at Libor + 2.25% or prime + 0.00% for the New Revolver and Libor + 2.50% or prime + 0.25% for the New Term Loan. A commitment fee of 0.375% is required on the unused portion of the New Revolver.

    At June 30, 1999 certain of the Company's foreign subsidiaries had available lines of credit with foreign banks of approximately $64 million which may be drawn as needed at an average interest rate of approximately 7.0%. Outstanding borrowings against international lines of credit amounted to approximately $36.6 and $35.3 million at June 30, 1999 and 1998, respectively. In addition, certain of the Company's foreign subsidiaries have non-borrowing bank facilities (letters of credit, guarantees, performance bonds, etc.) totaling $28.1 million as of June 30, 1999 and $18.0 million as of June 30, 1998 of which approximately $16.8 million was used at June 30, 1999 and $15.0 million was used at June 30, 1998.

    The Company also has available letter of credit facilities totaling $13.5 million which are supported by a letter of credit from OYL. Approximately $10.0 million in letters of credit were outstanding under this facility at June 30, 1999. The commitments made under these facilities expire in March of 2000, but may be extended annually for successive one year periods with the consent of OYL and the banks providing the facilities.

                        AAF-MCQUAY INC. AND SUBSIDIARIES

8. DEBT (CONTINUED)
    The weighted average effective interest rate on short-term borrowings was 8.5% and 7.2% at June 30, 1999 and 1998, respectively.

    Long-term debt consists of the following (in thousands):

                                                                           1999        1998
                                                                        ----------  ----------
Senior Term Loans.....................................................  $   37,287  $   49,422
Promissory Note due May 2, 1999, bearing interest at 6%, and secured
  by a letter of credit...............................................          --      11,500
Senior Unsecured Notes due February 15, 2003, bearing interest at
  8.875%..............................................................     125,000     125,000
Other issues..........................................................      16,530      19,692
                                                                        ----------  ----------
                                                                           178,817     205,614
Less: Current maturities..............................................     (14,495)    (28,531)
                                                                        ----------  ----------
                                                                        $  164,322  $  177,083
                                                                        ----------  ----------
                                                                        ----------  ----------

    The term loan portion of the Bank Agreement consisted of Senior Term Loans that were a direct obligation of the Company. These term loans were secured by substantially all the domestic assets of the Company and its domestic subsidiaries and a portion of the capital stock of certain foreign subsidiaries. The Senior Term Loans were payable in quarterly installments of varying amounts through March 2001. Interest were generally payable quarterly based on the same interest rate structure as the Revolver. The Senior Term Loans were repaid in full on September 30, 1999 with funds provided by the New Bank Credit Facility. The New Term Loan under the New Bank Credit Agreement issued in September 1999 is structured similarly to the Senior Term Loans mentioned above. The repayment schedule for the New Term Loan calls for equal monthly installments of $425,000 beginning November 1, 1999 with a final payment of $15.1 million due at maturity (September 30, 2002).

    The New Bank Credit Agreement contains covenants that, among other things, imposes limitations on incurrence of indebtedness, capital expenditures, transactions with affiliates, mergers and the disposition of assets, investments by the Company, and transactions involving the capital of the Company, including payment of any dividends. In addition, the New Bank Credit Agreement contains financial covenants relating to net worth and fixed charge coverage. The Company is in compliance with the New Bank Credit Agreement.

    The Bank Agreement contained provisions requiring accelerated payments. The generation of cash resulting from, among other things, the sale of any material asset, collection of any special receipt (as defined) or any excess cash flow (as defined) required certain accelerated payments. Accelerated payments of $7.4 million were required during the fiscal year ended June 30, 1998. No accelerated payments were required for the year ended June 30, 1999 or 1997.

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

                        AAF-MCQUAY INC. AND SUBSIDIARIES

8. DEBT (CONTINUED)
    In February 1996, the Company issued the 8.875% Senior Unsecured Notes ("Senior Notes") with the proceeds being used to reduce indebtedness under the Bank Agreement. The Senior Notes were issued under an indenture agreement which, among other things, contains restrictive covenants relating to dividend distributions, additional debt, sale of assets, transactions with affiliates, guarantees and investments by the Company and its subsidiaries. The Senior Notes are not redeemable prior to maturity (February 15, 2003) and are not subject to any sinking fund requirement.

    Included in other issues of long term debt are various term loans incurred by certain foreign subsidiaries, as well as obligations under Industrial Revenue Bonds and mortgage notes. The foreign term loans are secured by certain assets of the issuing foreign subsidiary and contain various repayment terms ranging from 5 to 15 years. The outstanding balance of these foreign term loans was $7.0 and $9.3 million at June 30, 1999 and 1998, respectively.

    The Company paid cash interest of $23.1, $24.0, and $24.8 million for the fiscal years ended June 30, 1999, 1998 and 1997, respectively.

    Maturities of long-term debt during each of the next five fiscal years subsequent to June 30, 1999 are as follows (dollars in millions): 2000, $14.5; 2001, $7.7; 2002, $6.4; 2003, $141.9; 2004 $0.9.

9. FINANCIAL INSTRUMENTS

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

    INTEREST RATE RISK MANAGEMENT: The Company may, at times, seek to limit the impacts of rising interest rates on its variable rate debt through the use of interest rate derivative instruments. There were no interest rate derivative transactions completed during the fiscal years ended June 30, 1998 and June 30, 1997. During the second quarter of fiscal year 1999, the Company entered into an interest rate swap with a $50 million notional amount with an expiration date of October 2001 to protect against possible interest rate increases. Under the terms of the swap, the Company paid a fixed rate of 4.58% and received a floating rate (3 month Libor). The swap was terminated in March 1999 and the Company received a cash payment of $550,000 as early termination compensation which is being amortized as a reduction to interest expense over the remaining original life of the swap.

    FOREIGN CURRENCY MANAGEMENT: The Company enters into short-term foreign exchange contracts to hedge its exposure to currency fluctuations affecting certain foreign currency denominated trade payables and certain intercompany debt of its foreign subsidiaries. The notional amount of foreign exchange forward contracts outstanding at June 30, 1999 and 1998 was approximately $40.1 and $36.1 million, respectively. The U.S. dollar equivalent notional amount of these foreign exchange forward contracts by applicable foreign currency at June 30, 1999 and 1998 was as follows: Canadian dollars, $5.8 and $4.2 million; Singapore dollars $5.9 and $2.3 million; German marks $2.6 and $2.5 million; Italian lira $3.7 and $5.1 million; French francs $10.7 and $11.7 million; Dutch guilders $3.2 and $4.5 million; British pounds $5.1 and $0.8 million; and various other currencies $3.1 and $5.0 million.

                        AAF-MCQUAY INC. AND SUBSIDIARIES

9. FINANCIAL INSTRUMENTS (CONTINUED)
    The Company is exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. The Company monitors the credit worthiness of the counterparties and presently does not anticipate nonperformance by the counterparties. The credit exposure of derivative financial instruments is represented by the fair value of contracts with a positive fair value.

    FASB Statement No. 107, DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying values reported in the balance sheets for cash and cash equivalents, accounts receivable and short-term borrowings approximate their respective fair values. The fair value of the Company's Senior Unsecured Notes is estimated using a quoted market price. The carrying amount of all other long-term debt approximates fair value. The carrying amount of the Company's long-term debt at June 30, 1999 of $178.8 million would need to be discounted down to $172.5 million in order to approximate fair value. The aggregate carrying value of the Company's long-term debt at June 30, 1998 was $205.6 million and approximates fair value. The fair values of the Company's foreign exchange forward contracts are based on current settlement values and fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. At June 30, 1999 and 1998, the net carrying amount of these contracts approximates their fair value.

10. RESTRUCTURING

    The Company has implemented several restructuring plans throughout fiscal year 1999 in both the Commercial Air Conditioning and Refrigeration and Filtration Products groups. Restructuring reserves of $5.2 million were recorded. The Commercial Air Conditioning and Refrigeration business segment commenced restructuring efforts of the United Kingdom and Italian operations in the third quarter, recording approximately $1.0 million representing primarily severance accruals. Additionally, the chiller business unit was reorganized in the fourth quarter resulting in a restructuring charge of approximately $1.0 million for severance accruals. These combined efforts resulted in the elimination of approximately 120 employees. The Filtration Products business segment restructured the German operations in the first quarter and additional European operations and domestic operations in the fourth quarter of fiscal year 1999. Total restructuring charges of $3.2 million were recorded. Components of the $3.2 million related primarily to severance accruals related to the elimination of approximately 40 positions.

    In the fourth quarter of 1998, the Company commenced a restructuring of its Filtration Products segment and recorded a restructuring charge of $7.3 million. In addition a $360,000 charge was recorded in the first quarter of 1998 primarily related to severance. Components of the $7.3 million restructuring charge include fixed asset write downs, the closure of the Reed manufacturing facility in Louisville, Kentucky, and severance accruals. The plant closure and fixed asset write downs to fair value resulted in a charge of $3.4 million. Approximately 250 positions were eliminated with a corresponding severance accrual of $2.5 million recorded. The remaining restructuring charges are primarily attributable to the expenses related to the attempted sale of the environmental products division. Subsequently, the Company decided to retain this division and implemented the restructuring plan to reduce costs and strengthen competitive positions. At June 30, 1999, the Company has utilized substantially all of the $7.3 million reserve recorded in fiscal year 1998 related to the reorganization of the environmental products division.

                        AAF-MCQUAY INC. AND SUBSIDIARIES

11. PROVISION FOR INCOME TAXES

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at June 30, 1999 and 1998 are as follows (dollars in thousands):

                                                                           1999        1998
                                                                        ----------  ----------
Deferred tax assets:
Net operating loss carryforwards......................................  $   11,162  $   10,019
Tax over book fixed assets basis......................................         705         718
Accrual for pension and retirement benefits...........................       4,417       4,582
Accrual for other expenses............................................      23,104      22,097
Tax credit carryforwards..............................................         528         770
Other.................................................................       1,879       2,730
                                                                        ----------  ----------
Total deferred tax assets.............................................      41,795      40,916
Valuation allowance...................................................     (14,403)    (17,284)
                                                                        ----------  ----------
Net deferred tax assets...............................................  $   27,392  $   23,632
                                                                        ----------  ----------
                                                                        ----------  ----------

Deferred tax liabilities:
Unrepatriated earnings of foreign subsidiaries..........  $   2,238  $   2,972
Book over tax fixed assets basis........................     19,656     18,959
Book over tax intangible asset basis....................     29,297     34,704
Book over tax inventory basis...........................      6,340      8,983
Other...................................................      4,537      6,764
                                                          ---------  ---------
Total deferred tax liabilities..........................     62,068     72,382
                                                          ---------  ---------
Net deferred tax liabilities............................  $  34,676  $  48,750
                                                          ---------  ---------
                                                          ---------  ---------

    Deferred tax assets for net operating loss carryforwards and other items at June 30, 1999 and 1998 includes approximately $13 and $15 million, respectively, related to periods prior to the acquisition by OYL which have been offset by a valuation allowance. If realized, the benefit of these deferred tax assets will be applied to reduce goodwill related to the acquisition. During fiscal year 1999, the deferred tax asset valuation allowance and goodwill was reduced by $3.9 million associated with the utilization of deferred tax assets related to periods prior to the acquisition by OYL.

    Significant components of the provision for income taxes are as follows (dollars in thousands):

                                                                   1999       1998       1997
                                                                 ---------  ---------  ---------
Federal taxes--current                                           $  (2,398) $   2,485  $     986
Federal taxes--deferred........................................       (568)    (2,705)     1,095
State taxes....................................................       (331)      (100)       297
Foreign taxes--current.........................................      1,853      3,312      2,969
Foreign taxes--deferred........................................         --        799        936
                                                                 ---------  ---------  ---------
Total..........................................................  $  (1,444) $   3,791  $   6,283
                                                                 ---------  ---------  ---------
                                                                 ---------  ---------  ---------

                        AAF-MCQUAY INC. AND SUBSIDIARIES

11. PROVISION FOR INCOME TAXES (CONTINUED)

    During the fiscal years ended June 30, 1999, 1998 and 1997, the Company paid income taxes of approximately $0.6, $9.5, and $5.9 million, respectively. A reconciliation between the Company's reported tax provision and the tax provision computed based on the U.S. statutory rate is as follows (dollars in thousands):

                                                                    1999       1998       1997
                                                                  ---------  ---------  ---------
Statutory U.S. Federal income tax provision.....................  $  (2,690) $   1,758  $   3,962
Nondeductible goodwill Amortization.............................      1,116      1,216      1,224
Foreign tax credits not utilized................................         --         --        337
State taxes, net of federal benefit.............................       (331)       200        297
Other...........................................................        461        617        463
                                                                  ---------  ---------  ---------
Reported tax provision..........................................  $  (1,444) $   3,791  $   6,283
                                                                  ---------  ---------  ---------
                                                                  ---------  ---------  ---------

    At June 30, 1999, the Company has net operating loss and tax credit carryforwards of approximately $23.9 and $1.5 million, respectively, in the United States and various foreign countries. Approximately $3.3 million of the net operating loss carryforwards and $1.0 million of the tax credit carryforwards expire in fiscal years 1999 through 2012. The remaining net operating loss carryforwards can be carried forward indefinitely.

12. EMPLOYEE BENEFIT PLANS

    The Company has defined benefit pensions plans in effect for substantially all of the Company's domestic hourly employees and certain of its foreign employees. Benefits are computed using formulas which are generally based on age and years of service. Plan assets consist primarily of common stock, insurance contracts and government obligations. The Company's method of funding pension costs is to contribute amounts to the plans sufficient to meet minimum funding requirements, plus such amounts as the Company may determine to be appropriate from time to time.

    The Company also sponsors defined benefit health care plans for certain salaried and non-- salaried employees whereby certain health care and life insurance benefits are provided on retirement. The benefits are provided only for a frozen group of active employees and retirees.

                        AAF-MCQUAY INC. AND SUBSIDIARIES

12. EMPLOYEE BENEFIT PLANS (CONTINUED)
    The following table sets forth the funded status of the defined benefit pension and defined benefit health care plans, and amounts recognized in the Consolidated Balance Sheet, in thousands of dollars:

                                                                                                              OTHER
                                                             PENSION BENEFITS      PENSION BENEFITS       POSTRETIREMENT
                                                               PLANS IN THE       PLANS OUTSIDE THE          BENEFITS
                                                              UNITED STATES         UNITED STATES           ALL PLANS
                                                           --------------------  --------------------  --------------------
                                                             1999       1998       1999       1998       1999       1998
                                                           ---------  ---------  ---------  ---------  ---------  ---------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year..................  $  27,667  $  25,350  $  82,419  $  61,396  $   5,929  $   5,295
Service cost.............................................        206        301      2,564      1,994        209        196
Interest cost............................................      1,547      1,934      4,226      4,649        334        408
Plan participants' contributions.........................         --         --      1,052      1,260         --         --
Actuarial (gains)/losses.................................        (51)     2,251      9,677     14,855       (221)       481
Benefits paid............................................     (2,045)    (2,169)    (2,034)    (2,315)      (372)      (451)
Curtailments (gain)/loss.................................        (18)        --         --         --         --         --
Effects of currency exchange rates.......................         --         --     (4,525)       580         --         --
                                                           ---------  ---------  ---------  ---------  ---------  ---------
Benefit obligation at end of year........................  $  27,306  $  27,667  $  93,379  $  82,419  $   5,879  $   5,929
                                                           ---------  ---------  ---------  ---------  ---------  ---------
                                                           ---------  ---------  ---------  ---------  ---------  ---------
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year...........  $  26,812  $  24,436  $  86,093  $  66,335         --         --
Actual return on plan assets.............................      1,587      3,785      4,359     17,546         --         --
Benefits paid............................................     (2,045)    (2,169)    (2,058)    (2,315)      (372)      (451)
Employer contributions...................................        317        760      2,207      2,443        372        451
Contributions by plan participants.......................         --         --      1,051      1,261         --         --
Effects of currency exchange rates.......................         --         --     (4,478)       823         --         --
                                                           ---------  ---------  ---------  ---------  ---------  ---------
Fair value of plan assets at end of year.................     26,671     26,812     87,174     86,093  $      --  $      --
                                                           ---------  ---------  ---------  ---------  ---------  ---------
Funded status............................................       (634)      (855)    (6,205)     3,673     (5,879)    (5,929)
Unrecognized net actuarial (gain)/loss...................     (4,044)    (4,417)    13,889      3,263       (710)      (515)
                                                           ---------  ---------  ---------  ---------  ---------  ---------
Prepaid (accrued) benefit cost...........................  $  (4,678) $  (5,272) $   7,684  $   6,936  $  (6,589) $  (6,444)
                                                           ---------  ---------  ---------  ---------  ---------  ---------
                                                           ---------  ---------  ---------  ---------  ---------  ---------
AMOUNTS RECOGNIZED IN THE
  CONSOLIDATED BALANCE SHEET
Prepaid benefit cost.....................................  $      34  $     361  $   8,949  $   8,242  $      --  $      --
Accrued benefit cost.....................................     (5,412)    (5,633)    (1,265)    (1,306)    (6,589)    (6,444)
                                                           ---------  ---------  ---------  ---------  ---------  ---------
                                                                                                       $  (6,589)
Net amount recognized....................................  $  (4,678) $  (5,272) $   7,684  $   6,936                44)
                                                           ---------  ---------  ---------  ---------  ---------  ---------
                                                           ---------  ---------  ---------  ---------  ---------  ---------

    The aggregate accumulated benefit obligation for defined benefit pension plans with an accumulated benefit obligation in excess of plan assets was $48.2 and $45.0 million as of June 30, 1999 and 1998, respectively. The aggregate projected benefit obligation for defined benefit pension plans with a projected benefit obligation in excess of plan assets was $59.5 and $54.7 million as of June 30, 1999 and 1998, respectively. The aggregate fair value of plan assets for defined benefit pension plans with either an accumulated benefit obligation or a projected benefit obligation in excess of plan assets was $38.4 and $36.0 million as of June 30, 1999 and 1998, respectively.

                        AAF-MCQUAY INC. AND SUBSIDIARIES

12. EMPLOYEE BENEFIT PLANS (CONTINUED)
    The net periodic benefit cost related to the defined benefit pension plans included the following components, in thousands of dollars:

                                          PENSION BENEFITS PLANS           PENSION BENEFITS PLANS
                                           IN THE UNITED STATES           OUTSIDE THE UNITED STATES
                                      -------------------------------  -------------------------------
                                        1999       1998       1997       1999       1998       1997
                                      ---------  ---------  ---------  ---------  ---------  ---------
Service cost........................  $     241  $     301  $     309  $   3,210  $   1,919  $   2,816
Interest cost.......................      1,848      1,936      1,912      5,117      4,729      3,769
Expected return on plan assets......     (2,321)    (2,137)    (3,031)    (7,173)    (5,663)    (5,101)
Net amortization/deferral...........       (103)      (190)       977        163         84        839
Settlement..........................        (18)        --         --         --         --         --
                                      ---------  ---------  ---------  ---------  ---------  ---------
Net periodic benefit cost...........  $    (353) $     (90) $     167  $   1,317  $   1,069  $   2,323
                                      ---------  ---------  ---------  ---------  ---------  ---------
                                      ---------  ---------  ---------  ---------  ---------  ---------

ASSUMPTIONS AS OF JUNE 30:
Discount rate.............       7.00%      7.00%      8.00% Ranging from 5.00% to 8.50%
Expected return on plan
  assets..................       9.00%      9.00%      9.00% Ranging from 7.00% to 9.00%
Rate of compensation
  increase................        N/A        N/A        N/A  Ranging from 4.00% to 5.00%

    The net periodic benefit cost related to the defined benefit health care plans included the following components:

                                                                    1999       1998       1997
                                                                  ---------  ---------  ---------
Service cost....................................................  $     256  $     196  $     218
Interest cost...................................................        400        406        410
Net amortization/deferral.......................................        (29)       (42)       (11)
Net periodic benefit cost.......................................        627        560        617
Weighted average discount rate as of June 30....................       7.00%      6.50%      7.50%

    The health care cost trend rate used to determine the health care benefit obligation was 8.50% for 1999. This rate decreases gradually for three years to the ultimate medical trend rate of 5.50% in 2001, and remains at that level thereafter. The trend rate is a significant factor in determining the amounts reported. A one-percentage-point change in these assumed health care cost trend rates would have the following effects, in thousands of dollars:

                                                                            INCREASE     DECREASE
                                                                           -----------  -----------
Effect on total service and interest cost components.....................   $      62    $     (54)
Effect on postretirement benefit obligation..............................         452         (401)

    The Company has a defined contribution plan that primarily covers domestic salaried employees. Company contributions to the plan are based on employee compensation. The Company expensed $1,267,000, $1,111,000, and $1,071,000 under this plan during the fiscal years ended June 30, 1999, 1998 and 1997, respectively.

                        AAF-MCQUAY INC. AND SUBSIDIARIES

12. EMPLOYEE BENEFIT PLANS (CONTINUED)
    The Company also sponsors a 401(k) defined contribution plan that primarily covers domestic salaried employees. Participants may contribute a percentage of their compensation to the plan. Contributions are matched by the Company with certain limitations. During the fiscal years ended June 30, 1999, 1998 and 1997, the Company expensed $1,176,000, $1,066,000, and $1,111,000, respectively, related to this plan.

13. STOCK-BASED COMPENSATION

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

    The grants made during fiscal years 1999 and 1998 received variable accounting treatment under APB No. 25. Accordingly, the Company recognized income (expense) of $1.1 and ($1.1) million, respectively. The Company anticipates the granting of additional options under the stock option plan during fiscal year 2000. The related impact to the Statement of Operations, if any, will be based on an independent valuation of the Company at fiscal year ends.

    As of June 30, 1999 and 1998, there were stock options for 40.5 and 38.3 shares of AAF-McQuay Group, Inc. issued and outstanding under the plan. Transactions are summarized as follows:

                                                                                  WEIGHTED AVERAGE
                                                                 STOCK OPTIONS     EXERCISE PRICE
                                                               -----------------  ----------------
Outstanding at June 30, 1997.................................              0                 --
Granted, immediately vested..................................           22.7         $  194,411
Granted, vested over three years.............................           15.6            203,214
                                                                         ---           --------
Outstanding at June 30, 1998.................................           38.3         $  197,997
Granted, vested over three years.............................            5.3            203,214
Forfeited....................................................            3.6            203,214
                                                                         ---           --------
Outstanding at June 30, 1999.................................           40.0         $  198,219

Shares exercisable at June 30, 1998..........................           22.7         $  194,411
Shares exercisable at June 30, 1999..........................           27.3         $  195,880

    In electing to follow APBO No. 25 for expense recognition purposes, the Company is obligated to provide the expanded disclosures required under SFAS No. 123 for stock-based compensation including, if materially different from reported results, disclosure of pro forma net income had compensation

                        AAF-MCQUAY INC. AND SUBSIDIARIES

13. STOCK-BASED COMPENSATION (CONTINUED) expense been measured under the fair value recognition provisions of SFAS No.
123. The weighted-average fair values at date of grant for options granted in 1999 and 1998 was $43,468 and 74,094, respectively, and was estimated using the Black-Scholes option valuation model with the following weighted average assumptions:

                                                                                    1999        1998
                                                                                  ---------     -----
Expected life in years..........................................................       10.0         7.0
Interest Rate...................................................................        6.0%        6.0%
Dividend Yield..................................................................          0%          0%

    The Company's pro forma net income (loss) for the years ended June 30, 1999 and 1998 would be ($7.3) and $0.1 million, respectively. For pro forma disclosure, stock-based compensation is amortized to expense on a straight line basis over the vesting period.

14. LEASES AND COMMITMENTS

    The following is a schedule of future minimum lease payments required under third party operating leases that have initial or remaining noncancelable lease terms in excess of one year (dollars in thousands):

YEAR
-------------------------------------------------------------------------------------
2000.................................................................................  $   6,346
2001.................................................................................      4,557
2002.................................................................................      3,178
2003.................................................................................      2,046
2004.................................................................................      1,570
Thereafter...........................................................................      7,402

    Rental expense associated with third party operating leases was approximately $6.5, $8.9, and $11.4 million for the fiscal years ended June 30, 1999, 1998 and 1997, respectively. It is expected that, in the normal course of business, leases that expire will be renewed or replaced by leases on other property and equipment.

    The Company has a contract whereby certain of its data processing operations are managed by a third party. Monthly charges during the fiscal years ended June 30, 1999, 1998 and 1997 averaged approximately $767,000, $902,000, and $945,800, respectively, under this contract. This contract extends through December 31, 2005.

                        AAF-MCQUAY INC. AND SUBSIDIARIES

15. INDEMNIFICATION AGREEMENT

    The purchase agreement between OYL and the former owners of the Company contained certain indemnifications relating to specified contingencies that existed as of the acquisition date relating to certain environmental, tax and litigation matters. On July 8, 1998, the Company and the former owners entered into a settlement agreement in resolution of certain disputes which were pending before the American Arbitration Association in Dallas, Texas, concerning the interpretation of the indemnification obligation. As a result of the settlement agreement, the Company paid $10.5 million of the $11.5 million promissory note due to the former shareholders, discussed in Note 8 of the Consolidated Financial Statements, and the parties agreed to discharge claims and entitlements under the indemnification provisions in the purchase agreement. The residual balance of the promissory note was reclassified to other liabilities for specified contingencies that existed as of the acquisition date.

    In addition, as a result of the indemnification settlement agreement and the IRS settlement, the Company expected to receive payments of approximately $5 million and to incur approximately $2.1 million in obligations relating to the IRS settlement. The Company has now received substantially all payments due under the settlement and funded substantially all obligations.

16. CONTINGENCIES

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

    In 1988, a lawsuit was filed in federal court against the Company concerning the alleged release of trichloroethylene at a former Visalia, California manufacturing facility (Visalia). In November 1990, the Company entered into a settlement agreement with all known potentially responsible parties at Visalia whereby the Company agreed to be solely responsible for the costs of the remaining cleanup. Also, the Company was named as a potentially responsible party arising from accidental trichloroethane spills at a facility in Wilmington, North Carolina. In addition, the Company discovered contaminants in the soil and/or groundwater at its three manufacturing facilities in Faribault, Minnesota, Scottsboro, Alabama, Staunton, Virginia and certain other manufacturing sites. The level of contamination exceeds mandated levels and will require remediation.

    Based upon estimates prepared by environmental consultants, at June 30, 1999 the Company estimates that related probable remediation costs will be approximately $16.0 million. The Company believes that these costs have been adequately reserved for on the balance sheet. The Company is pursuing potential recovery of a portion of such costs from third parties. No amounts have been recorded in the accompanying Consolidated Balance Sheets relating to these potential recoveries.

                        AAF-MCQUAY INC. AND SUBSIDIARIES

16. CONTINGENCIES (CONTINUED)
    LITIGATION

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

    The Company does not believe that the potential liability from the ultimate outcome of environmental and litigation matters will have a material adverse effect on it.

17. BUSINESS SEGMENTS AND GEOGRAPHIC INFORMATION

    The Company serves the global commercial heating, ventilation, air conditioning and refrigeration ("HVAC&R") industry with two industry segments:
Commercial Air Conditioning and Refrigeration, the manufacture, sale and distribution of heating, ventilating, air conditioning, industrial refrigeration and freezing equipment products, and Filtration Products, the manufacture and sale of air filtration products and systems. Information relating to operations in each industry segment and information by geographic area is as follows as of and for the fiscal years ended June 30, 1999, 1998 and 1997:

CLASSIFIED BY INDUSTRY:                                                           1999        1998        1997
-----------------------------------------------------------------------------  ----------  ----------  ----------
                                                                                     (DOLLARS IN THOUSANDS)
Net Sales:
  Commercial Air Conditioning and Refrigeration..............................  $  598,646  $  620,248  $  597,216
  Filtration Products........................................................     334,129     358,843     365,692
  Eliminations...............................................................      (8,747)    (13,342)    (14,975)
                                                                               ----------  ----------  ----------
      Total..................................................................  $  924,028  $  965,749  $  947,933
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Operating Income (Loss):
  Commercial Air Conditioning and Refrigeration..............................  $   (6,643) $   16,846  $   13,920
  Filtration Products........................................................      15,367       6,564      19,923
  Corporate..................................................................       2,243         289       4,055
                                                                               ----------  ----------  ----------
      Total..................................................................  $   10,967  $   23,699  $   37,898
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Total Assets:
  Commercial Air Conditioning and Refrigeration..............................  $  461,619  $  475,837  $  467,606
  Filtration Products........................................................     287,636     313,205     333,224
  Corporate..................................................................       5,940       6,891       9,464
                                                                               ----------  ----------  ----------
      Total..................................................................  $  755,195  $  795,933  $  810,294
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

                        AAF-MCQUAY INC. AND SUBSIDIARIES

17. BUSINESS SEGMENTS AND GEOGRAPHIC INFORMATION (CONTINUED)

CLASSIFIED BY INDUSTRY:                                                           1999        1998        1997
-----------------------------------------------------------------------------  ----------  ----------  ----------
                                                                                     (DOLLARS IN THOUSANDS)
Depreciation/Amortization:
  Commercial Air Conditioning and Refrigeration..............................  $   18,685  $   15,753  $   15,191
  Filtration Products........................................................      10,311      11,081      10,282
  Corporate..................................................................         103         112          94
                                                                               ----------  ----------  ----------
      Total..................................................................  $   29,099  $   26,946  $   25,567
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Capital Expenditures:
  Commercial Air Conditioning and Refrigeration..............................  $   16,731  $   19,233  $    9,006
  Filtration Products........................................................       2,783       4,594       6,871
  Corporate..................................................................          --          95          64
                                                                               ----------  ----------  ----------
      Total..................................................................  $   19,514  $   23,922  $   15,941
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

    The Company estimates corporate expenses and determines fixed allocations of these expenses for each business segment at the beginning of the fiscal year. Any over or under allocation of actual expenses incurred results in income or expense reported at the corporate level. The $2.2, $0.3 and $4.1 million noted above represent the over allocation of expenses for fiscal years 1999, 1998 and 1997, respectively. Assets at the corporate level consist of cash, receivables, property and other assets.

    The reconciliation of segment profit to the Company's earnings before taxes for each year is as follows:

                                                                 1999       1998       1997
                                                               ---------  ---------  ---------
                                                                   (DOLLARS IN THOUSANDS)
Operating Income from Business Segments......................  $   8,724  $  23,410  $  33,843
Over allocation of corporate expenses........................      2,243        289      4,055
Interest expense, net........................................     23,975     25,131     25,961
Other (income) expense.......................................     (5,324)    (6,454)       616
                                                               ---------  ---------  ---------
Income (loss) before income taxes............................  ($  7,684) $   5,022  $  11,321
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

CLASSIFIED BY GEOGRAPHIC REGION                               1999        1998        1997
---------------------------------------------------------  ----------  ----------  ----------
                                                                 (DOLLARS IN THOUSANDS)
Net Sales:
  U.S....................................................  $  544,661  $  559,127  $  561,895
  Europe.................................................     322,653     329,488     314,483
  Other..................................................      56,714      77,134      71,555
                                                           ----------  ----------  ----------
      Total..............................................  $  924,028  $  965,749  $  947,933
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------

    Transfers between geographic areas are not significant. Prior year amounts have been restated to reflect intercompany sales transactions between the segments.

                        AAF-MCQUAY INC. AND SUBSIDIARIES

17. BUSINESS SEGMENTS AND GEOGRAPHIC INFORMATION (CONTINUED)
    The composition of the Company's property, plant and equipment, net, between those in the United States and those in Europe and other countries as of the end of each year is as follows:

                                                              1999        1998        1997
                                                           ----------  ----------  ----------
                                                                 (DOLLARS IN THOUSANDS)
  U.S....................................................  $  104,815  $  101,595  $  106,427
  Europe.................................................      36,798      40,301      39,873
  Other..................................................       3,473       3,409       3,914
                                                           ----------  ----------  ----------
      Total..............................................  $  145,086  $  145,305  $  150,214
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------

18. RELATED PARTY TRANSACTIONS

    Hong Leong and its subsidiary companies, including OYL and the Company, have a policy of buying from related companies whenever feasible. During fiscal years ended June 30, 1999, 1998 and 1997, pursuant to this policy, the Company and various of its subsidiaries sold an aggregate of approximately $6.7, $13.0, and $16.3 million, respectively of the Company's products to various OYL entities in the ordinary course of business. Additionally during fiscal years 1999, 1998 and 1997, the Company purchased approximately $1.2, $2.3 and $3.3 million, respectively, of product from OYL and its subsidiary companies in the ordinary course of business. The Company does not expect a change in this policy and plans to continue to buy from and sell to OYL and Hong Leong related entities in the future.

    The Company has entered into trademark license and royalty agreements with O.Y.L. Manufacturing Company SDN BHD ("OMC") (the "OMC Agreement"), Shenzhen O.Y.L. Electrical Co. Ltd. ("Shenzhen") (the "Shenzhen Agreement") and P.T. O.Y.L. Sentra Manufacturing ("PT OYL") (the "PT OYL Agreement"). Pursuant to such Agreements, the Company has granted OMC, Shenzhen and PT OYL, respectively, nonexclusive, nontransferable rights and licenses to use the trademark "McQuay" in connection with the sale and marketing of certain products exclusively through Shenzhen's, OMC's and PT OYL's respective international distribution networks. In exchange for such grants, OMC, Shenzhen and PT OYL have each agreed to pay the Company earned royalty payments ranging from 2% to 5% of the accumulated net sales of such products. The Company has been paid or was owed $166,000, $227,000 and $207,000 pursuant to the OMC Agreement, $105,000,
$124,000 and $81,000 pursuant to the Shenzhen Agreement, and $8,000, $18,000 and $27,000 pursuant to the PT OYL Agreement for the years ended June 30, 1999, 1998 and 1997 respectively. Each of OMC, Shenzhen, and PT OYL are subsidiaries of OYL.

    In August 1995, the Company entered into an agreement with Wuhan-McQuay Air Conditioning & Refrigeration Company Ltd. ("Wuhan-McQuay"), a joint venture of Wuhan-New World Refrigeration Industrial Company Limited and McQuay Asia (Hong
Kong) Ltd., an OYL subsidiary, to license certain technology and trademarks for use in the People's Republic of China in exchange for a royalty of 2%-3% of net sales. Pursuant to such agreement, Wuhan-McQuay has accrued royalties of $147,500 through June 30, 1999. Payments are to be paid quarterly contingent on Wuhan-McQuay's financial condition and receipt of approval from the Government of the People's Republic of China.

    OYL has issued a standby letter of credit in the amount of L17.0 million which supports a wholly-owned subsidiary. OYL had issued a $6.0 million letter of credit supporting a revolving line of credit

                        AAF-MCQUAY INC. AND SUBSIDIARIES

18. RELATED PARTY TRANSACTIONS (CONTINUED) facility for the Company's subsidiary in Canada which was terminated in October 1998. No fees were paid to OYL in connection with either letter of credit.

    The Company also has available letter of credit facilities totaling $13.5 and $25 million at June 30, 1999 and 1998, respectively, that are supported by letters of credit from OYL which were fully utilized at June 30, 1999 and 1998. The commitments made under these new facilities expire in March 2000, but may be extended annually for successive one year periods with the consent of OYL and the banks providing the facilities. No fees were paid to OYL in connection with the letter of credit facilities.

19. INVESTMENT IN AFFILIATES

    The Company has entered into a number of partnerships with local entities throughout the world to maximize its brand name exposure, increase its market penetration and enhance its manufacturing and distribution capabilities. The Company currently has fifteen (15) joint ventures to which the Company sold $27.6, $35.6 and $12.6 million in sales for fiscal years 1999, 1998 and 1997, respectively. The Company currently has loans outstanding to three of the joint ventures for a total original principal sum of approximately $2.9 million and has commitments outstanding to provide an additional $1.2 million to the partnerships. Summary financial information for the affiliated companies (20% to 50% owned) accounted for by the equity method is as follows:

                                                                 1999       1998       1997
                                                               ---------  ---------  ---------
                                                                   (DOLLARS IN
                                                                    THOUSANDS)
Current assets...............................................  $  36,413  $  33,009  $  25,052
Property, plant and equipment and other assets...............      7,576      6,284      3,823
Current liabilities..........................................     28,845     27,804     20,695
Long-term debt...............................................      2,667      1,626        549
Net sales....................................................     62,676     28,463     26,562
Gross profit.................................................     14,502      6,934      5,420
Net income (loss)............................................       (477)       192        487

    Investments in affiliates of $4.8 and $4.4 million are included in Other assets and deferred charges in the Consolidated Balance Sheets at June 30, 1999 and 1998, respectively.

20. OTHER INCOME (EXPENSE)

    During fiscal years ended June 30, 1999, 1998 and 1997, the Company had net other income (expense) of $5.3, $6.5, and $(.6) million, respectively. In fiscal year 1999, the Company recorded $2.9 million in other income as a result of favorable developments in the IRS audit and tax indemnification settlement with former shareholders of the Company as described in Note 15. Additionally, during the fiscal year ended June 30, 1999 the Company recognized a $1.5 million gain related to the termination of a pension plan in Canada and $0.8 million in expense related to the potential sale of the Company. In fiscal year 1998, the Company recognized a gain of $6.6 million on the sale of the industrial fan business. Other expenses, which result from foreign currency and equity affiliate transactions, are also included in other income (expense) for the fiscal years ended June 30, 1999, 1998 and 1997.

                        AAF-MCQUAY INC. AND SUBSIDIARIES

21. YEAR-END ADJUSTMENTS (UNAUDITED)

    The Company made certain year-end adjustments in fiscal 1999 resulting from changes in estimates that were material to the results of the fourth quarter. These adjustments related to the valuation of the Company's domestic inventory. These adjustments, after applicable income tax reductions, reduced net income by approximately $2.2 million.

                         REPORT OF INDEPENDENT AUDITORS

Boards of Directors and Stockholder
AAF-McQuay Inc.

    We have audited the consolidated financial statements of AAF-McQuay Inc. and subsidiaries as of June 30, 1999 and June 30, 1998, and for each of the three years in the period ended June 30, 1999 and have issued our report thereon dated September 30, 1999 (included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedule listed in Item 14(a) of this Annual Report on Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

    In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                           [ERNEST & YOUNG LLP]

Baltimore, Maryland
September 30, 1999

         SCHEDULE II.   VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                AAF-MCQUAY INC.

                             (DOLLARS IN THOUSANDS)

                                                                        COL. C
                                                   COL. B             ADDITIONS
                                                 BALANCE AT   --------------------------                 COL. E
                                                  BEGINNING   CHARGED TO    CHARGED TO                 BALANCE AT
COL. A                                               OF        COSTS AND       OTHER        COL. D       END OF
DESCRIPTION                                        PERIOD      EXPENSES      ACCOUNTS     DEDUCTIONS     PERIOD
-----------------------------------------------  -----------  -----------  -------------  -----------  -----------
YEAR ENDED JUNE 30, 1999
Allowance for doubtful receivables.............   $   7,361          698                       1,002(a)  $   7,057
Accrued warranty expense.......................      25,813       23,227                      20,413(b)     28,627
YEAR ENDED JUNE 30, 1998
Allowance for doubtful receivables.............   $   7,629    $   1,702                   $   1,970(a)  $   7,361
Accrued warranty expense.......................      22,212       16,326           (12)       12,713(b)     25,813
YEAR ENDED JUNE 30, 1997
Allowance for doubtful receivables.............   $   6,313    $   2,985     $      18     $   1,687(a)  $   7,629
Accrued warranty expense.......................      22,312       17,065           (12)       17,153(b)     22,212

------------------------

(a) Uncollectible accounts written off net of recoveries.

(b) Warranty claims honored during the year.

                                    PART III

ITEM 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT

INTRODUCTION

NAME                                                       AGE                            POSITION
-----------------------------------------------------      ---      -----------------------------------------------------

Joseph B. Hunter.....................................          62   President and Chief Executive Officer and Director

Gerald L. Boehrs.....................................          58   Executive Vice President and Chief Operating Officer
                                                                    of Filtration Products Group and Director

Michael J. Christopher...............................          55   Executive Vice President and Director

Andrew R. Morrison...................................          48   Chief Financial Officer and Secretary

Bruce D. Krueger.....................................          37   Controller and Assistant Secretary

Gary R. Boyd.........................................          47   Vice President of Human Resources

Dixie L. Randle......................................          46   General Counsel and Assistant Secretary

Ronald J. Pederson...................................          41   Treasurer

Ho Nyuk Choy.........................................          45   Director

Tan Sri Quek Leng Chan...............................          56   Director

Liu Wan Min..........................................          55   Director

Roger Tan Kim Hock...................................          52   Director

JOSEPH B. HUNTER has served as Chief Executive Officer of the Company since May 1994. Prior to joining the Company, Mr. Hunter served for 21 years in various executive capacities for York International Corporation and for his last 13 years with York as President of its International Business Group until March 1994.

GERALD L. BOEHRS has served as Executive Vice President of the Company since May 1994 and currently is the Chief Operating Officer of the Filtration Products Group. He served as the Chief Operating Officer of the Commercial Air Conditioning Group from May 1996 through April 1998 and Chief Operating Officer of the Filtration Products Group from May 1994 to May 1996. From 1992 to 1994, Mr. Boehrs served as Executive Vice President and General Manager of the Filtration Products Group. From 1989 to 1992, he served as Vice President, Technical Support. From 1987 until 1989, Mr. Boehrs headed the Company's residential HVAC&R business.

MICHAEL J. CHRISTOPHER has served as the Executive Vice President of the Company since June 1997 and is currently the head of new distribution and joint ventures. Mr. Christopher has served as Chief Operations Officer of the Filtration Products Group from June 1996 through mid 1998, Vice President, Planning of the Company from June 1994 to June 1996 and served as the Chief Financial Officer from March of 1995 though November 1996. From 1984 to 1994, Mr. Christopher served in various financial and operating positions at York International Corporation, most recently in the International Group and prior to that as Vice President, Finance of its Applied Systems Group.

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

BRUCE D. KRUEGER has served as Vice President and Corporate Controller of the Company since October of 1997. He joined the Company as Vice President and Global Controller of the replacement filter products division of AAF in January of 1996 and has worked in the air filtration industry since 1992. Prior to 1992, Mr. Krueger served as Director of Internal Audit at Clarcor and was with Coopers & Lybrand from 1984 to 1990.

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

ITEM 11.    EXECUTIVE COMPENSATION

    SUMMARY COMPENSATION TABLE

    The following table sets forth information concerning compensation paid or accrued by the Company to the Chief Executive Officer and each of the next four most highly compensated executive officers of the Company, for services rendered in all capacities to the Company and its subsidiaries during the years ended June 30, 1999, 1998 and 1997.

                                                        ANNUAL COMPENSATION                                    LONG TERM
                                         -------------------------------------------------    SECURITIES       INCENTIVE
                                                                             OTHER ANNUAL     UNDERLYING         PLAN
NAME                                       YEAR      SALARY $    BONUS $     COMPENSATION    OPTIONS/SARS      PAYOUTS $
---------------------------------------  ---------  ----------  ----------  --------------  ---------------  -------------
                                                                                 $(A)            #(J)
                                                                            --------------  ---------------
Joseph B. Hunter.......................       1999     446,376     140,000            --              --              --
  President and Chief Executive Officer       1998     413,243     225,500            --           22.70              --
                                              1997     402,120     140,000            --              --              --
Gerald L. Boehrs.......................       1999     221,410      56,244            --              --              --
  Executive Vice President                    1998     212,521     125,107(c)       54,940(d)         2.12            --
                                              1997     207,022          --            --              --              --
Michael J. Christopher.................       1999     219,628          --            --              --              --
  Executive Vice President                    1998     205,286      78,409            --            1.92              --
                                              1997     198,638          --            --              --              --
Andrew R. Morrison.....................       1999     211,916      95,964(e)       58,795(f)         0.43            --
  Chief Financial Officer and Secretary       1998     179,124      61,069            --            1.34              --
                                              1997     141,516          --            --              --              --
Bruce D. Krueger.......................       1999     176,539      98,379(g)       61,676(h)           --            --
  Corporate Controller and Assistant          1998     136,146      45,236        43,292(i)         0.97              --
  Secretary                                   1997     102,211       6,620            --              --              --


                                            ALL OTHER
NAME                                      COMPENSATION $
---------------------------------------  ----------------

Joseph B. Hunter.......................         16,267(b)
  President and Chief Executive Officer         14,988(b)
                                                 6,763(b)
Gerald L. Boehrs.......................          9,572(b)
  Executive Vice President                       7,977(b)
                                                 6,889(b)
Michael J. Christopher.................          8,149(b)
  Executive Vice President                       8,266(b)
                                                 6,537(b)
Andrew R. Morrison.....................          8,639(b)
  Chief Financial Officer and Secretary          6,889(b)
                                                    --
Bruce D. Krueger.......................          7,811(b)
  Corporate Controller and Assistant             6,800(b)
  Secretary                                      5,777(b)

------------------------

(a) Unless otherwise indicated, the aggregate dollar cost to the Company of perquisites and other personal benefits received by the executives did not exceed the lesser of $50,000 or 10% of the total amounts reported in the Salary and Bonus columns.

(b) Represents contributions by the Company to the Company's 401(k) plan.

(c) Included in this bonus is a relocation bonus of $65,342 given to Mr. Boehrs for his relocation from Minneapolis to Louisville as he assumed the Chief Operating Officer of Filtration Products Group position.

(d) Represents reimbursement for relocation and moving expense and includes repayment on a promissory note. Mr. Boehrs was reimbursed $44,855 for relocation expenses including temporary living expenses and closing cost. The reimbursement for moving expenses totaled $10,085.

(e) Included in this bonus is a relocation bonus of $92,429 given to Mr. Morrison for his relocation from Baltimore to Louisville.

(f) Represents reimbursement for relocation and moving expense. Mr. Morrison was reimbursed $53,516 for relocation expenses including temporary living expenses and closing cost. The reimbursement for moving expenses totaled $5,279.

(g) Included in this bonus is a relocation bonus of $81,005 given to Mr. Krueger for his relocation from Baltimore to Louisville.

(h) Represents reimbursement for relocation and moving expense. Mr. Krueger was reimbursed $49,243 for relocation expenses including temporary living expenses and closing cost associated with his move from Baltimore to Louisville. The reimbursement for moving expenses totaled $12,443.

(i) Represents reimbursement for relocation and moving expense. Mr. Krueger was reimbursed $33,292 for relocation expenses including temporary living expenses and closing cost associated with his move from Louisville to Baltimore. The reimbursement for moving expenses totaled $10,000.

(j) Represents granted stock options for shares of AAF-McQuay Group, Inc.
    shares.

    STOCK OPTION PLAN

    In 1997, the Company adopted a Stock Option Plan which provides for the grant of non-qualified stock options to certain members of management and key employees to purchase the common stock of the Company's parent AAF-McQuay Group Inc. The Company granted options under the stock option plan during fiscal year 1999. The related impact to the Statement of Operations was based on an independent valuation of the Company at or near the grant date.

    The following table sets forth certain information concerning options granted during fiscal year 1999:

                                             INDIVIDUAL GRANTS
                                     ----------------------------------                  POTENTIAL REALIZABLE VALUE AT
                                        NUMBER OF        PERCENT OF                      ASSUMED ANNUAL RATES OF STOCK
                                       SECURITIES       TOTAL OPTIONS                    PRICE APPRECIATION FOR OPTION
                                       UNDERLYING        GRANTED TO      EXERCISE   ---------------------------------------
                                         OPTIONS        EMPLOYEES IN       PRICE    EXPIRATION
               NAME                    GRANTED (#)       FISCAL 1999      ($/SH)       DATE        0% ($)        5% ($)
-----------------------------------  ---------------  -----------------  ---------  -----------  -----------     ------
Andrew R. Morrison.................
  Chief Financial Officer..........          0.43               8.1%       203,214      9/8/08           --             0


               NAME                    10% ($)
-----------------------------------  -----------
Andrew R. Morrison.................
  Chief Financial Officer..........       1,069

    A summary of the granted options and their respective fiscal year end values for the Chief Executive Officer and each of the next four most highly compensated executive officers is as follows:

                                                                  SHARES        NUMBER OF                     VALUE OF
                                                                ACQUIRED ON    UNEXERCISED    EXERCISE      "EXERCISABLE"
                                                                 EXERCISE        OPTIONS       PRICE           OPTIONS
                                                               -------------  -------------  ----------  -------------------
Joseph B. Hunter.............................................         none           7.05    $  188,889               0
  President and Chief Executive Officer                                             15.65       196,890
Gerald L. Boehrs.............................................         none           2.12       203,214               0
  Executive Vice President
Michael J. Christopher.......................................         none           1.92       203,214               0
  Executive Vice President
Andrew R. Morrison...........................................         none           1.78       203,214               0
  Chief Financial Officer and Secretary
Bruce D. Krueger.............................................         none           0.97       203,214               0
  Corporate Controller and Assistant Secretary

    EMPLOYMENT AGREEMENTS

    As of the OYL Acquisition date, AAF-McQuay Group Inc., the Company's parent, entered into an employment agreement with Mr. Hunter which expired May 2, 1999. This agreement has been extended on an annual basis.

    On or about March 8, 1999, the Company entered into an Employment Agreement with Mr. Morrison pursuant to which Mr. Morrison agreed to relocate to Louisville, Kentucky, and continue his duties as CFO and Corporate Secretary for at least two (2) years at a current base salary of not less than $217,800 and a relocation bonus, plus reimbursement of moving and related expenses. The agreement provides that if prior to the expiration of the two-year period, Mr. Morrison's employment is terminated not for cause, the Company shall pay Mr. Morrison his then current salary for the greater of the time remaining in the two-year period or six months.

    On or about April 1, 1999, the Company entered into an Employment Agreement with Mr. Krueger pursuant to which Mr. Krueger agreed to relocate to Louisville, Kentucky, and continue his duties as Corporate Controller for at least two (2) years at a current base salary of not less than $172,500 and a relocation bonus, plus reimbursement of moving and related expenses. The agreement provides that if prior to the expiration of the two-year period, Mr. Krueger's employment is terminated not for cause, the Company shall pay Mr. Krueger his then current salary for the greater of the time remaining in the two-year period or six months.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                             PRINCIPAL STOCKHOLDERS

    The following table sets forth information as of September 24, 1999 with respect to the beneficial ownership of shares of the Company's Common Stock by each person known to the Company to own 5% or more of its Common Stock (determined in accordance with the applicable rules of the Commission), and by the Company's directors and current executive officers and such directors and executive officers as a group.

                   COMMON STOCK, PAR VALUE $100.00 PER SHARE

NAME                                                                         NUMBER OF SHARES      PERCENT OUTSTANDING
--------------------------------------------------------------------------  -------------------  -----------------------
AAF-McQuay Group Inc.(a)..................................................           2,947                    100
Legg Mason Tower, Suite 2800
  111 South Calvert Street
  Baltimore, Maryland 21202
Joseph B. Hunter(b).......................................................            22.7                      *
Gerald L. Boehrs(b).......................................................            0.71                      *
Michael J. Christopher(b).................................................            0.64                      *
Andrew R. Morrison(b).....................................................            0.59                      *
Bruce D. Krueger(b).......................................................            0.32                      *
All current directors and executive officers as a group (7 persons)(a)....           25.46                      *

------------------------

* Represents less than 1.0% of the aggregate shares of Common Stock outstanding.

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

(b) Includes shares issuable upon exercise of options that are exercisable within 60 days.

SECURITY OWNERSHIP OF MANAGEMENT IN PARENTS OF THE COMPANY

    The following tables set forth information as of June 30, 1998 for OYL and Hume pertaining to the beneficial ownership of shares of the respective company's equity securities by the Company's directors and current executive officers and such directors and executive officers as a group.

                OYL ORDINARY SHARES, PAR VALUE RM 1.00 PER SHARE

NAME                                                                        NUMBER OF SHARES    PERCENT OUTSTANDING
--------------------------------------------------------------------------  -----------------  ---------------------
Tan Sri Quek Leng Chan....................................................        84,868,828(a)            62.7
Liu Wan Min...............................................................         6,218,200               4.7
Ho Nyuk Choy..............................................................            44,000               *
Joseph B. Hunter..........................................................            33,500               *
Michael J. Christopher....................................................            10,000               *
All current directors and executive officers as a group (13 persons)......        91,174,528              67.5

             HUME ORDINARY STOCK UNITS, PAR VALUE RM 1.00 PER UNIT

NAME                                                                     NUMBER OF SHARES    PERCENT OUTSTANDING
-----------------------------------------------------------------------  -----------------  ---------------------
Tan Sri Quek Leng Chan.................................................       123,631,455(b)            49.9
All current directors and executive officers as a group (13 persons)...       123,631,455              49.9

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

(b) Includes 123,531,455 shares held by Hong Leong.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Hong Leong and its subsidiary companies, including OYL and the Company, have a policy of buying from related companies whenever feasible. During fiscal years ended June 30, 1999, 1998 and 1997, pursuant to this policy, the Company and various of its subsidiaries sold an aggregate of approximately $6.7, $13.0, and $16.3 million, respectively of the Company's products to various OYL entities in the ordinary course of business. Additionally during fiscal years 1999, 1998 and 1997, the Company purchased approximately $1.2, $2.3 and $3.3 million, respectively, of product from OYL and its subsidiary companies in the ordinary course of business. The Company does not expect a change in this policy and plans to continue to buy from and sell to OYL and Hong Leong related entities in the future.

    The Company has entered into trademark license and royalty agreements with O.Y.L. Manufacturing Company SDN BHD ("OMC") (the "OMC Agreement"), Shenzhen O.Y.L. Electrical Co. Ltd. ("Shenzhen") (the "Shenzhen Agreement") and P.T. O.Y.L. Sentra Manufacturing ("PT OYL") (the "PT OYL Agreement"). Pursuant to such Agreements, the Company has granted OMC, Shenzhen and PT OYL, respectively, nonexclusive, nontransferable rights and licenses to use the trademark "McQuay" in connection with the sale and marketing of certain products exclusively through Shenzhen's, OMC's and PT OYL's respective international distribution networks. In exchange for such grants, OMC, Shenzhen and PT OYL have each agreed to pay the Company earned royalty payments ranging from 2% to 5% of the accumulated net sales of such products. The Company has been paid or was owed $166,000, $227,000 and $207,000 pursuant to the OMC Agreement, $105,000,
$124,000 and $81,000 pursuant to the Shenzhen Agreement, and $8,000, $18,000 and $27,000 pursuant to the PT OYL Agreement for the years ended June 30, 1999, 1998 and 1997 respectively. Each of OMC, Shenzhen, and PT OYL are subsidiaries of OYL.

    In August 1995, the Company entered into an agreement with Wuhan-McQuay Air Conditioning & Refrigeration Company Ltd. ("Wuhan-McQuay"), a joint venture of Wuhan-New World Refrigeration Industrial Company Limited and McQuay Asia (Hong
Kong) Ltd., an OYL subsidiary, to license certain technology and trademarks for use in the Peoples Republic of China in exchange for a royalty of 2%-3% of net sales. Pursuant to such agreement, Wuhan-McQuay has accrued royalties of $147,500 through June 30, 1999. Payments are to be paid quarterly contingent on Wuhan-McQuay's financial condition and receipt of approval from the Government of the People's Republic of China.

    OYL has issued a standby letter of credit in the amount of L17.0 million which supports a wholly-owned subsidiary. OYL had issued a $6.0 million letter of credit supporting a revolving line of credit facility for the Company's subsidiary in Canada which was terminated in October 1998. No fees were paid to OYL in connection with either letter of credit.

    The Company also has available letter of credit facilities totaling $13.5 and $25 million at June 30, 1999 and 1998, respectively, that are supported by letters of credit from OYL which were fully utilized at June 30, 1999 and 1998. The commitments made under these new facilities expire in March 2000, but may be extended annually for successive one year periods with the consent of OYL and the banks providing the facilities. No fees were paid to OYL in connection with the letter of credit facilities.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial Statements

1. Financial Statements
    Report of the Independent Auditors

    Consolidated Balance Sheets--
    at June 30, 1999 and 1998

    Consolidated Statements of Operations--
    Years ended June 30, 1999, 1998 and 1997

    Consolidated Statements of Cash Flows--
    Years ended June 30, 1999, 1998 and 1997

    Consolidated Statements of Stockholder's Equity--
    Years ended June 30, 1999, 1998 and 1997

    Consolidated Statements of Comprehensive Income (Loss)--
    Years ended June 30, 1999, 1998 and 1997

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

      3.1  Articles of Incorporation(1)

      3.2  By-Laws(1)

      4.1  Indenture dated as of February 14, 1996 with IBJ Schroder Bank and Trust Company(2)

      4.2  Form of Note (included in Exhibit 4.1)

     10.1  Executive Employment and Compensation Agreement dated January 1, 1991 with Gerald L.
           Boehrs(1)

     10.2  NEPI Modification Agreement dated May 2,1994 with Gerald I. Boehrs(1)

     10.3  NEPI Relinquishment and Release Agreement dated May 2, 1994 with Gerald L. Boehrs(1)

     10.4  NEPI Indemnification Modification Agreement dated May 2, 1994 with Gerald L.
           Boehrs(1)

     10.5  Senior Executive Severance Agreement dated April 26, 1994 with Gerald L. Boehrs(1)

     10.6  Executive Salary Continuation Agreement dated July 25, 1990 with Gerald L. Boehrs(1)

     10.7  Trademark License and Royalty Agreement dated December 27, 1995 with P.T. O.Y.L.
           Sentra Manufacturing(1)

     10.8  Trademark License and Royalty Agreement dated December 27, 1995 with Shenzhan O.Y.L.
           Electrical Company Ltd.(1)

     10.9  Trademark License and Royalty Agreement dated December 27, 1995 with O.Y.L.
           Manufacturing Company SDN BHD(1)

    10.10  Technology Licensing Agreement dated August 8, 1995 with McQuay-Wuhan Air
           Conditioning & Refrigeration Company Ltd.(1)

    10.11  Asset Transfer Agreement dated May 29, 1995 by and among AAF Asia Pte., Ltd. and
           McQuay Air Conditioning (Singapore) Pte. Ltd.(1)

    10.12  Supply and Procurement Agreement dated May 2, 1994 with EnergyLine Systems, Inc.(1)

    10.13  Stock Option Plan effective January 1, 1996(4)

    10.14  Employment Agreement dated March 8, 1999 with Andrew R. Morrison.

    10.15  Employment Agreement dated April 1, 1999 with Bruce D. Krueger.

    10.16  Revolving Credit, Term Loan and Security Agreement dated September 30, 1999 with PNC
           Bank, N.A.(6)

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

(5) Filed herewith.

(6) To be filed by amendment.

(c) Reports on Form 8-K.

    The Company did not file any reports on Form 8-K for the three month period ended June 30, 1999.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Louisville, State of Kentucky, on September 30, 1999.

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

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

     /s/ JOSEPH B. HUNTER
------------------------------  Principal Executive         September 30, 1999
       Joseph B. Hunter           Officer

    /s/ ANDREW R. MORRISON      Chief Financial Officer
------------------------------    (Principal Financial      September 30, 1999
      Andrew R. Morrison          Officer)

     /s/ BRUCE D. KRUEGER       Controller
------------------------------    (Principal Accounting     September 30, 1999
       Bruce D. Krueger           Officer)

The Board of Directors:

Joseph B. Hunter                       Michael J.Christopher
Liu Wan Min                            Quek Leng Chan
Ho Nyuk Choy                           Roger Tan Kim Hock
Gerald L. Boehrs

By:  /s/ JOSEPH B. HUNTER
------------------------------
Joseph B. Hunter                                            September 30, 1999
Attorney-in-Fact

    SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE SECURITIES EXCHANGE ACT 0F 1934 BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

    No annual report or proxy materials have been sent to security-holders during the period covered by this report.

                                 EXHIBIT INDEX

     NUMBER    DESCRIPTION
-------------  --------------------------------------------------------------------------------------------------------

         21    Subsidiaries

         24    Power of Attorney

         27    Financial Data Schedule