Form 10-Q
period 1999-10-02
AAF MCQUAY INC
filed 1999-11-16
CIK 1005272

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)


[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended October 2, 1999


                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


For the transition period from  _______ to _______


Commission file number:               33-80701



                                 AAF-MCQUAY INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as Specified in Its Charter)


            Delaware                                  41-0404230
----------------------------------          ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)


215 Central Avenue, Louisville, Kentucky                   40208
----------------------------------------                  ---------
(Address of Principal Executive Offices)                 (Zip Code)



Registrant's telephone number, including area code   (502) 637-0011
                                                      -------------

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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,497 shares of Common Stock, par value $100.00 per share, were outstanding as of November 5, 1999.

                                      INDEX

                        AAF-MCQUAY INC. AND SUBSIDIARIES

                                                                                        PAGE
PART I -     Financial Information..............................................         3

Item 1.      Financial Statements (unaudited)...................................         3

             Condensed Consolidated Balance Sheets as of  -
             September 30, 1999 and June 30, 1999...............................         3

             Consolidated Statements of Operations -
             Three months ended September 30, 1999 and
             September 30, 1998.................................................         4

             Condensed Consolidated Statements of Cash Flows -
             Three months ended September 30, 1999 and September 30, 1998.......         5

             Consolidated Statements of Comprehensive Income -
             Three months ended September 30, 1999 and
             September 30, 1998.................................................         6

             Notes to the Consolidated Financial Statements.....................         7

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations................................        11

Item 7A      Quantitative and Qualitative Disclosure About Market Risk                  14

PART II -    Other Information..................................................        15

Item 1.      Legal Proceedings..................................................        15

Item 6.      Exhibits and Reports on Form 8-K...................................        15

             Signatures.........................................................        16


PART I:           FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

                        AAF-MCQUAY INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                  (dollars in thousands, except per share data)

                                                                                         September 30,    June 30,
                                                                                            1999            1999
                                                                                         -------------    ---------
                                       ASSETS
Current assets:
         Cash and cash equivalents..................................................       $ 12,078         $ 9,168
         Accounts receivable........................................................        234,302         227,844
         Inventories................................................................        113,651         118,163
         Other current assets.......................................................          5,462           6,754
                                                                                            -------         -------
                Total current assets................................................        365,493         361,929

Property, plant and equipment, net..................................................        140,265         145,086
Cost in excess of net assets acquired and other identifiable intangibles, net.......        226,748         228,906
Other assets and deferred charges...................................................         19,662          19,274
                                                                                            -------         -------
                Total assets........................................................       $752,168        $755,195
                                                                                           ========        ========

                        LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
         Short-term borrowings......................................................       $ 97,947        $ 87,602
         Current maturities of long-term debt.......................................          7,263          14,495
         Accounts payable, trade....................................................        107,620         115,986
         Accrued warranty...........................................................         18,281          18,604
         Other accrued liabilities..................................................         92,293          83,208
                                                                                            -------         -------
                Total current liabilities...........................................        323,404         319,895

Long-term debt.                                                                             163,449         164,322
Deferred income taxes...............................................................         34,842          34,676
Other liabilities...................................................................         42,736          49,874
                                                                                            -------         -------
                Total liabilities...................................................        564,431         568,767

Stockholder's equity:
         Preferred stock ($1 par value; 1,000 shares authorized, none issued).......             --              --
         Common stock ($100 par value; 8,000 shares authorized, 2,497 shares
                 issued and outstanding)............................................            250             250
         Additional paid-in capital.................................................        179,915         179,915
         Retained earnings..........................................................         17,279          17,762
         Accumulated other comprehensive income (loss)..............................        (9,707)        (11,499)
                                                                                            -------        --------
                Total stockholder's equity..........................................        187,737         186,428
                                                                                            -------         -------
Total liabilities and stockholder's equity..........................................      $ 752,168       $ 755,195
                                                                                          =========       =========


                 See Notes To Consolidated Financial Statements

                        AAF-MCQUAY INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                             (dollars in thousands)


                                                                         Three months ended
                                                                --------------------------------------
                                                                 September 30,        September 30,
                                                                      1999                 1998
                                                                -----------------    -----------------
Net Sales                                                            $   225,127          $   251,400
Cost of Sales                                                            165,153              183,865
                                                                -----------------    -----------------
Gross Profit                                                              59,974               67,535
Operating Expenses:
     Selling, general and administrative                                  49,868               55,839
     Restructuring                                                           178                  751
     Amortization of intangible assets                                     2,829                2,902
                                                                -----------------    -----------------
                                                                          52,875               59,492
                                                                -----------------    -----------------
Income from operations                                                     7,099                8,043
Interest expense, net                                                      5,873                6,506
Other (income) expense, net                                                2,082              (4,812)
                                                                -----------------    -----------------
Income (loss) before income taxes                                          (856)                6,349
Minority interest (earnings) loss                                             64                 (10)
Provision for income taxes                                                 (437)                1,529
                                                                -----------------    -----------------
Net income (loss)                                                     $    (483)           $    4,830
                                                                =================    =================




                 See Notes To Consolidated Financial Statements

                        AAF-MCQUAY INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                             (dollars in thousands)


                                                                         Three months ended
                                                                --------------------------------------
                                                                  September 30,        September 30,
                                                                      1999                 1998
                                                                -----------------    -----------------
Cash flows from operating activities
      Net income (loss)                                                 $ (483)              $ 4,830
      Adjustments to reconcile to cash from
           Operating activities:
      Depreciation and amortization                                       7,709                6,858
      Foreign currency transaction (gains) losses                           453                (259)
      Changes in operating assets and liabilities                       (3,690)             (13,060)
                                                                -----------------    -----------------
Net cash from operating activities                                        3,989              (1,631)

Cash flows from investing activities:
      Capital expenditures, net                                         (2,278)              (5,241)
                                                                -----------------    -----------------
Net cash from investing activities                                      (2,278)              (5,241)

Cash flows from financing activities:
      Net borrowing (repayments) under short-term
        borrowing arrangements                                           10,345               18,333
      Payments on long-term-term debt                                  (38,106)             (13,886)
      Proceeds from issuance of long-term debt                           30,000                    -
      Payment of debt issuance costs                                    (1,244)                    -
                                                                -----------------    -----------------
Net cash from financing activities                                          995                4,447

Effect of exchange rate changes on cash                                     204                  110
                                                                -----------------    -----------------
Net increase (decrease) in cash and cash equivalents                      2,910              (2,315)
Cash and cash equivalents at beginning of period                          9,168                9,697
                                                                -----------------    -----------------

Cash and cash equivalents at end of period                             $ 12,078              $ 7,382
                                                                =================    =================



                 See Notes To Consolidated Financial Statements

                        AAF-MCQUAY INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (dollars in thousands)

                                                                     Three Months Ended
                                                             -----------------------------------
                                                              September 30,       September 30,
                                                                  1999                1998
                                                             ---------------    ----------------

   Net income (loss).....................................        $(483)            $ 4,830

   Other comprehensive income:...........................
     Foreign currency translation adjustments............        1,792               3,396
                                                                 -----               -----
   Comprehensive income..................................       $1,309             $ 8,226
                                                                ======             =======


                 See Notes To Consolidated Financial Statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All inter-company transactions have been eliminated. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-K. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K (the "Annual Report") for the year ended June 30, 1999. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying financial statements reflect the statements of operations for the three months ended September 30, 1999 and 1998, the balance sheets at September 30, 1999 and June 30, 1999, and the consolidated statements of cash flows for the three months ended September 30, 1999 and 1998.

     The operating results for the three months ended September 30, 1999 are not necessarily indicative of the operating results that may be expected for the full year ending June 30, 2000. The Company's period end is the Saturday closest to September 30. For clarity in presentation all periods presented herein are shown to end on the last calendar day of the month. Certain reclassifications of amounts in the consolidated financial statements have been made to reflect comparability.

     During the first quarter of fiscal year 1999, the Company made a change in accounting estimate related to its warranty provision and increased its warranty provision by $2.5 million due to activity related to new product introductions and discontinued product lines.

2.  INVENTORIES

     Inventories consist of the following:

                                                           September 30,       June 30,
                                                                1999             1999
                                                           -------------      ----------
                                                                (dollars in thousands)
      FIFO Cost:
         Raw Materials...........................            $   39,427       $   39,838
         Work-in-process.........................                25,812           25,884
         Finished goods..........................                48,235           51,063
                                                           ------------       ----------
                                                                113,474          116,815
         LIFO adjustment.........................                   177            1,348
                                                           ============       ==========
                                                             $  113,651       $  118,163
                                                           ============       ==========

3.  NET OTHER (INCOME)EXPENSE

     During the first quarter of fiscal year 2000, the Company had expense of $2.1 million compared to $4.8 million of income in the first quarter of fiscal year 1999. In the first quarter of fiscal year 2000, the Company accrued a $1.3 million loss related to the sale of the commercial air conditioning and refrigeration operation in France in October 1999. Additionally, in conjunction with the Company's refinancing, discussed in Note 5, the Company wrote off certain unamortized income and debt issuance costs resulting in a charge of $318,000 in the first quarter of fiscal year 2000. In the first quarter of fiscal year 1999 the Company recognized $2.9 million in other income as a result of favorable developments in the IRS audit and the tax indemnification settlement with former shareholders of the Company. The Company also recorded a $1.5 million gain related to the termination of a pension plan in Canada. The remaining components of other income and expenses resulted from foreign currency and equity affiliate transactions.

4.  PROVISION FOR INCOME TAXES

     The tax provisions for the first quarters ended September 30, 1999 and 1998 are based on the estimated effective tax rates applicable for the full years, and after giving effect to significant unusual items related specifically to the interim periods. The difference between the Company's reported tax provision, for the first quarters ended September 30, 1999 and 1998, and the tax provision computed based on U.S.

statutory rates is primarily attributable to nondeductible goodwill amortization and unbenefitted foreign losses. Additionally, the Company's effective tax rate for the first quarter ended September 30, 1998 reflects the effect of the indemnification settlement agreement and the IRS settlement which was recognized as income for financial reporting purposes but is not taxable for income tax purposes.

5.  DEBT AND FINANCIAL INSTRUMENTS

     On September 30, 1999, as further discussed in the Company's Form 10K, the Company entered into a new bank credit agreement. As a result of the bank credit agreement refinancing that took place, the Company wrote off certain unamortized debt issuance costs associated with the previous credit agreement. In addition, the balance of the unamortized income from early termination of the swap was eliminated. These actions resulted in net charge to other (income) expense of $318,000 for the current quarter.

     The Company secures pricing on a portion of its copper and aluminum requirements through forward contracts executed with certain suppliers. At September 30, 1999, contracts for 5.7 million pounds of copper at an average price of $0.71 per pound and 1.4 million pounds of aluminum at an average price of $0.68 per pound were in place. These contracts have various expiration dates through June 30, 2000.

6.  RESTRUCTURING

     As described in Note 10 of the Annual Report, the Company implemented several restructuring plans throughout fiscal year 1999 in both the Commercial Air Conditioning and Refrigeration and Filtration Products groups. Through September 30, 1999, the Company has spent $3.4 million of the $5.2 million restructuring reserve recorded in fiscal year 1999 primarily for severance arrangements. The Company continues to implement actions in accordance with the restructuring plan.

7.  CONTINGENCIES

     ENVIRONMENTAL MATTERS - The Company is subject to potential liability under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (CERCLA), and other federal, state and local statutes and regulations governing the discharge of pollutants into the environment and the handling and disposal of hazardous substances and waste. These statutes and regulations, among other things, impose potential liability on the Company for the cost of remediation of contamination arising from the Company's past and present operations and from former operations of other entities at sites later acquired and now owned by the Company. Many of the Company's facilities have operated for many years, and substances which are or might be considered hazardous were generated, used, and disposed of at some locations, both on- and off-site. Therefore, it is possible that environmental liabilities in addition to those described in note 14 of the Annual Report may arise in the future. The Company records liabilities if, in management's judgment, environmental assessments or remedial efforts are probable and the costs can be reasonably estimated. These accrued liabilities are not discounted. Such estimates are adjusted if necessary based upon the completion of a formal study or the Company's commitment to a formal plan of action.

     LITIGATION - The Company is involved in various lawsuits in the ordinary course of business. These lawsuits primarily involve claims for damages arising out of the use of the Company's products. The Company is also involved in litigation and administrative proceedings involving employment matters and commercial disputes. Some of these lawsuits include claims for punitive as well as compensatory damages. The Company is insured for product liability claims for amounts in excess of established deductibles and accrues for the estimated liability on a case-by-case basis up to the limits of the deductibles. All other claims and lawsuits are also handled on a case-by-case basis.

8. BUSINESS SEGMENTS INFORMATION

     The Company serves the global commercial heating, ventilation, air conditioning and refrigeration ("HVAC&R") industry with two industry segments:
Commercial Air Conditioning and Refrigeration, the manufacture, sale and distribution of heating, ventilating, air conditioning, industrial refrigeration and freezing equipment products, and Filtration Products, the manufacture and sale of air filtration products and systems. Information relating to operations in each industry segment is as follows as of and for the three months ended September 30, 1999 and 1998:


                                                              THREE MONTHS ENDED
                CLASSIFIED BY INDUSTRY:                          SEPTEMBER 30,
                                                       --------------------------------
                                                             1999           1998
                                                             ----           ----
                                                           (DOLLARS IN THOUSANDS)
Net Sales:
     Commercial Air Conditioning and Refrigeration.           $147,900      $ 166,756
     Filtration Products.............................           77,737         88,444
     Eliminations....................................             (510)        (3,800)
                                                              --------      ---------
             Total...................................         $225,127      $ 251,400
                                                              ========      =========
Operating Income (Loss):
     Commercial Air Conditioning and Refrigeration...         $  2,173      $   3,819
     Filtration Products ............................            5,302          4,499
     Corporate                                                    (376)          (275)
                                                              --------      ---------
             Total...................................          $ 7,099        $ 8,043
                                                              ========      =========
Depreciation/Amortization:
     Commercial Air Conditioning and Refrigeration.           $  5,198       $  4,210
     Filtration Products.............................            2,497          2,620
     Corporate                                                      14             28
                                                              --------      ---------
             Total...................................         $  7,709       $  6,858
                                                              ========      =========
Capital Expenditures:
     Commercial Air Conditioning and Refrigeration.           $  1,443       $  4,637
     Filtration Products.............................              835            604
                                                              --------      ---------
             Total...................................         $  2,278       $  5,241
                                                              ========       ========

     The Company estimates corporate expenses and determines fixed allocations of these expenses for each business segment at the beginning of the fiscal year. Any over or under allocation of actual expenses incurred results in income or expense reported at the corporate level. The $0.38 and $0.28 million noted above represent the under allocation of expenses for the three month period ended September 30, 1999 and 1998, respectively. A reconciliation of segment profit to the Company's earnings before taxes for each quarter is as follows:

                                                         THREE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                       -----------------------
                                                         1999           1998
                                                       ---------      --------
                                                        (DOLLARS IN THOUSANDS)
Operating Income from Business Segments                   $ 7,475      $ 8,318
Over allocation of corporate expenses                       (376)        (275)
Interest expense, net                                       5,873        6,506
Other (income) expense                                      2,082      (4,812)
                                                          -------     --------
Income (loss) before income taxes                         $  (856)     $6,349
                                                          ========     ======


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      NET SALES for the first quarter of fiscal year 2000 were $225.1 million. This represents a decrease of $26.3 million, or 10.5%, from $251.4 million for the first quarter of fiscal year 1999. The Company estimates that approximately $17.3 million, or 65.9%, of the decrease is attributable to having one less week of sales in the first quarter of fiscal year 2000 as compared to the first quarter of fiscal year 1999. The first quarter of fiscal year 2000 reflects a 13 week period as compared to a 14 week period for the first quarter of fiscal year 1999.

     COMMERCIAL AIR CONDITIONING AND REFRIGERATION GROUP net sales decreased $18.9 million, or 11.3%, to $147.9 million in the first quarter of fiscal year 2000 as compared to the first quarter in fiscal year 1999. The Company estimates that approximately $11.4 million, or 60.3%, of the decrease is attributable to one less week of sales in the first quarter of fiscal 2000 as compared to the first quarter of fiscal 1999. The remaining decrease of $7.5 million is primarily attributable to decreased sales in the chiller products and terminal air conditioning systems business units. Chiller product net sales decreased 16.9% in the first quarter of fiscal year 2000 compared to the first quarter of fiscal year 1999 as a result of the restructuring of the chiller business unit. Terminal air conditioning products net sales decreased 16.0% in the first quarter of fiscal 2000 as compared to the first quarter of fiscal year 1999 as a result of the product rationalization in North America and a related market reaction as a result of the changes in product offerings. The sales decreases in the chiller products and terminal air conditioning products business units were partially offset by increased sales in the service and parts business units as a result of strong demand for replacement parts, and increased sales from the operations in Italy and Dubai.

     Backlog for the Commercial Air Conditioning and Refrigeration Group was $135.0 million at September 30, 1999 as compared to $125.5 and $133.7 million at September 30, 1998 and June 30, 1999, respectively.

     FILTRATION PRODUCTS GROUP net sales were $77.7 million in the first quarter of fiscal year 2000, a decrease of $10.7 million, or 12.1%, from $88.4 million in the first quarter of fiscal year 1999. The Company estimates that approximately $6.0 million, or 55.8%, of the decrease is attributable to one less week of sales in the first quarter of fiscal 2000 as compared to fiscal 1999. The remaining decrease of $4.7 million is attributable to slow MFAS sales in the United States due to soft market conditions and a decrease in air pollution control sales in Europe.

     GROSS PROFIT was $60.0 million or 26.6% of sales for the first quarter of fiscal year 2000 versus $67.5 million or 26.9% of sales for the first quarter of fiscal year 1999. In the Commercial Air Conditioning and Refrigeration Group, gross profit as a percentage of sales was 24.5% in the first quarter of fiscal year 2000 as compared to 25.4% of sales in the first quarter of fiscal year 1999. This decrease in gross margin resulted primarily from lower margin sales of chiller and air handling products. The Filtration Products Group's gross profit as a percentage of sales increased in the first quarter from 28.4% in fiscal year 1999 to 30.5% in the first quarter of fiscal year 2000. This increase resulted from improved manufacturing performance.

     OPERATING EXPENSES were $52.9 million or 23.5% of sales for the first quarter of fiscal year 2000 as compared to $59.5 million or 23.7% of sales for the first quarter of fiscal year 1999. The Company estimates that approximately $4.1 million, or 61%, of the decrease is attributable to one less week of operating expenses in the first quarter of fiscal 2000 as compared to the first quarter of fiscal 1999. The remaining decrease of $2.5 million is primarily attributable to a reduction in warranty expense offset by an increase in depreciation expense related to the new Enterprise Resource Planning systems.

     INCOME FROM OPERATIONS for the first quarter of fiscal years 2000 and 1999 was $7.1 and $8.0 million, respectively. As a percentage of sales, income from operations remained flat at 3.2% of sales for both of the first quarters of fiscal years 2000 and 1999. The Commercial Air Conditioning and Refrigeration Group had a decrease in income from operations from $3.8 million, or 2.3% of sales, to $2.2 million, or 1.5% of sales, for the first quarter of fiscal year 2000 as compared to the first quarter of fiscal year 1999, respectively. The

Filtration Products segment had an increase in income from operations from $4.5 million, or 5.1% of sales, to $5.3 million, or 6.8% of sales, for the first quarter of fiscal year 1999 as compared to the first quarter of fiscal year 2000.

     NET INTEREST EXPENSE was $5.9 million in the first quarter of fiscal year 2000 as compared to $6.5 million for the first quarter of fiscal year 1999. This decrease is primarily attributable to having one less week of activity in the first quarter of fiscal year 2000 as compared to the first quarter of fiscal year 1999.

     NET OTHER (INCOME) EXPENSE for the first quarter of fiscal year 2000 was expense of $2.1 million compared to income of $4.8 million in the first quarter of fiscal year 1999. See Note 3 to the unaudited consolidated financial statements for further discussion.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity needs are provided by cash generated from operating activities and supplemented when necessary by short-term credit facilities. During the first quarter of fiscal year 2000, funds generated by operating activities were $4.0 million as compared to funds used by operating activities of $1.6 million in the prior fiscal year for the comparable period. During the first quarter of fiscal year 2000, cash used in investing activities was $2.3 million, which represents a $2.9 million reduction from the prior year first quarter. The reduction in capital spending stems from recent completion of the information technology enhancement project. On September 30, 1999, the Company refinanced its Bank Credit Agreement with a New Term Loan of $30 million and a new Revolving Credit Facility of $90 million ("New Bank Credit Agreement"). The New Bank Credit Agreement has a three-year term, was used to retire all obligations under the previous Bank Agreement and is designed to provide added flexibility and borrowing availability. The New Bank Credit Agreement also provides favorable interest rates and other fees compared to the previous Bank Credit Agreement. At the closing date for the New Bank Credit Agreement and at the end of the first quarter, remaining borrowing availability under the new Revolving Credit portion of the New Bank Credit Agreement was $32 million. Total net payments on long term debt for the first quarter were $8.1 million which is a result of new borrowing under the New Term Loan of $30.0 million, repayment of the balance on the previous Bank Term Loan of $37.3 million and other long term debt payments of $0.8 million. Cash of $10.3 million was provided by net borrowing under short term borrowing arrangements for long term debt repayment and working capital requirements during the period.

     A short-term credit facility provided to a subsidiary of the Company is supported by a letter of credit from OYL which expires on September 30, 2000. In addition, the Company has secured certain domestic letter of credit facilities totaling $13.5 million that are supported by a letter of credit from OYL which expires on March 21, 2000. Each of these support arrangements may be extended for additional time periods with the consent of OYL and the banks providing the facilities.

     On an ongoing basis the Company strives to evaluate its various businesses and product lines with the objective to enhance shareholder value. Consistent with this strategy, the Company intends to pursue global business opportunities that are synergistic with the Company's core businesses or exit low value added or non-synergistic operations. In October 1999, the Company sold the commercial air conditioning and refrigeration operation in France with the proceeds used to reduce debt. The Company does not believe that the sale of the commercial air conditioning and refrigeration operation in France will have a material effect on the Company's future financial results.

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

   YEAR 2000

     The Company established a formal Year 2000 program during fiscal year ending June 30, 1998, which began with a worldwide assessment and development of a central data base containing an inventory of the risk elements associated with the Year 2000 issue for each of the Company's operations. The Company also appointed an overall project coordinator and established an executive review process. Prior to establishing a formal Year 2000 management process, the Company had already decided to replace substantially all of its old systems with new state-of-the-art Enterprise Resource Planning (ERP) systems. The Company estimates expenditures for the new systems have aggregated approximately $27.0 million through project completion at month-end September 1999. Expenditures for additional remedial actions beyond those required to install new systems are managed by the individual business units and recognized in operating expenses. The Company's management believes that modernizing its information systems is critical for the Company's stable and efficient growth, and it is the basis of the Company's strategy for resolving its Year 2000 issues.

     During May 1998, the Company began its review of the products it manufactures and sells, and the Company believes that its products, including the control systems provided by the Company, are Year 2000 compliant. The Company has also identified third parties upon whom the Company is dependent for products or services, and commenced actions during fiscal year ending June 30, 1998, to ensure those products and services are compliant and will not be interrupted as a result of Year 2000.

    The scheduled Year 2000 activities and current status are summarized in the chart below:


       ------------------------------------ ------------------ ----------------- -----------------
       ACTIVITY                             STATUS             STARTING          ENDING
       ------------------------------------ ------------------ ----------------- -----------------
       Assessment and inventory             Complete           September 1997    January 1998
       ------------------------------------ ------------------ ----------------- -----------------
       Coordinator and Executive review     Complete           February 1998     May 1998
       process
       ------------------------------------ ------------------ ----------------- -----------------
       Industrial Refrigeration ERP         Complete           January 1997      April 1998
       ------------------------------------ ------------------ ----------------- -----------------
       Filtration Products ERP              Complete           April 1997        July 1999
       ------------------------------------ ------------------ ----------------- -----------------
       Commercial Air Conditioning ERP      Complete           September 1997    September 1999
       ------------------------------------ ------------------ ----------------- -----------------
       Product compliance                   Complete           May 1998          March 1999
       ------------------------------------ ------------------ ----------------- -----------------
       Materials suppliers                  Complete*          June 1998         October 1999
       ------------------------------------ ------------------ ----------------- -----------------
       Other IT issues including third      Complete*          September 1998    October 1999
       parties
       ------------------------------------ ------------------ ----------------- -----------------
       Equipment and facilities             Complete*          September 1998    October 1999
       ------------------------------------ ------------------ ----------------- -----------------

         * Complete indicates that the key components are complete, with minor follow-up tasks still in process.

     The final Year 2000 activities are currently on schedule. The Company has successfully implemented the scheduled ERP projects and systems upgrades.

     Failure by the Company's third party suppliers and/or service providers to produce or deliver critical components or to transport services could cause disruption in the Company's ability to manufacture and/or deliver timely its products to its customers, which could result in increased expenses, reduced billings and potential litigation. The precise costs associated with such risks are difficult to predict at this time. The Company currently is developing its Business Continuity and Contingency Plans, for each of its businesses, in the event that internal, external, or systemic failures occur on or about January 1, 2000.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     There have been no material changes in the reported market risks since the end of the most recent fiscal year. See Note 5 to the Consolidated Financial Statements (unaudited) for disclosures of additional financial instruments that have been entered into by the Company since the end of the most recent fiscal year.

PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Not applicable.

ITEM 5.  OTHER EVENTS

     On November 5, 1999, the Company announced the retirement, effective December 31, 1999, of Joseph B. Hunter as President and Chief Executive Officer. Mr. Hunter will continue to serve on the Company's Board of Directors. The Company also announced the appointment of Mr. Ho Nyuk Choy as President and Chief Executive Officer, effective November 1, 1999. Prior to such appointment, Mr. Ho held and continues to hold the position of Group Managing Director of the Company's parent company, OYL Industries Berhad, a member of the Hong Leong Group Malaysia.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


               (a)  EXHIBITS

                    NUMBER              DESCRIPTION
                    ------              -----------
                    Exhibit 10.16       Revolving Credit,
                                        Term Loan and Security
                                        Agreement dated September
                                        30, 1999 with PNC Bank,
                                        N.A.

                    Exhibit 10.17       First Amendment to Revolving Credit,
                                        Term Loan and Security Agreement dated
                                        October 25, 1999, with PNC Bank, N.A.

                    Exhibit 10.18       Second Amendment to Revolving Credit,
                                        Term Loan and Security Agreement
                                        dated November 12, 1999, with PNC
                                        Bank, N.A.

                    Exhibit 27          Financial Data Schedule (filed herewith)

                    Exhibit 99.1        Press Release dated November 16, 1999

               (b)  REPORTS ON FORM 8-K

                    There were no reports filed on Form 8-K during the period.


SIGNATURES
----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        AAF-MCQUAY INC.




DATE   NOVEMBER 12, 1999            By: /s/   BRUCE D. KRUEGER
     --------------------               ------------------------
                                        Bruce D. Krueger
                                        Vice President of Finance and Controller
                                        Principal Accounting Officer and
                                        Principal Financial Officer

                                  Exhibit Index

NUMBER                      DESCRIPTION
------                      -----------

Exhibit 10.16       Revolving Credit,
                    Term Loan and Security
                    Agreement dated September
                    30, 1999 with PNC Bank,
                    N.A.

Exhibit 10.17       First Amendment to Revolving Credit,
                    Term Loan and Security Agreement dated
                    October 25, 1999, with PNC Bank, N.A.

Exhibit 10.18       Second Amendment to Revolving Credit,
                    Term Loan and Security Agreement
                    dated November 12, 1999, with PNC
                    Bank, N.A.

Exhibit 27          Financial Data Schedule (filed herewith)