Form 10-Q
period 2000-01-01
AAF MCQUAY INC
filed 2000-02-14
CIK 1005272

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended JANUARY 1, 2000

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


For the transition period from  _______ to _______

Commission file number:               33-80701

                                 AAF-MCQUAY INC.
      --------------------------------------------------------------------
             (Exact name of Registrant as Specified in Its Charter)

            DELAWARE                                   41-0404230
-------------------------------            ------------------------------------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)

215 CENTRAL AVENUE, LOUISVILLE, KENTUCKY                          40208
----------------------------------------                          -----
(Address of Principal Executive Offices)                        (Zip Code)

Registrant's telephone number, including area code   (502) 637-0011
                                                     --------------

                                 NOT APPLICABLE
      --------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report.

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,497 shares of Common Stock, par value $100.00 per share, were outstanding as of January 28, 2000.

                                      INDEX

                        AAF-MCQUAY INC. AND SUBSIDIARIES


                                                                                                   PAGE

PART I -         Financial Information.....................................................          3
------

Item 1.          Financial Statements (unaudited)..........................................          3

                 Condensed Consolidated Balance Sheets as of  -
                 December 31, 1999 and June 30, 1999.......................................          3

                 Consolidated Statements of Operations -
                 Three and Six Months Ended December 31, 1999 and 1998.....................          4

                 Condensed Consolidated Statements of Cash Flows -
                 Six Months Ended December 31, 1999 and 1998...............................          5

                 Consolidated Statements of Comprehensive Income -
                 Three and Six Months Ended December 31, 1999 and 1998.....................          6

                 Notes to the Consolidated Financial Statements............................          7

Item 2.          Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.......................................         10

Item 3.          Quantitative and Qualitative Disclosures about Market Risk................         14

PART II -        Other Information.........................................................         16
-------

Item 1.          Legal Proceedings.........................................................         16

Item 6.          Exhibits and Reports on Form 8-K..........................................         16


                 Signatures................................................................         17


PART I:           FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

                        AAF-MCQUAY INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                    (dollars in thousands, except share data)


                                                                                    DECEMBER 31,         JUNE 30,
                                                                                        1999               1999
                                                                                  ----------------    --------------
                                      ASSETS

Current assets:
         Cash and cash equivalents.................................................     $  13,181          $  9,168
         Accounts receivable.......................................................       199,055           227,844
         Inventories...............................................................       106,747           118,163
         Other current assets......................................................         5,855             6,754
                                                                                        ---------          --------
                Total current assets...............................................       324,838           361,929

Property, plant and equipment, net.................................................       132,120           145,086
Cost in excess of net assets acquired and other identifiable intangibles, net......       220,625           228,906
Other assets and deferred charges..................................................        19,003            19,274
                                                                                        ---------          --------
                Total assets.......................................................     $ 696,586          $755,195
                                                                                        =========          ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
         Short-term borrowings.....................................................      $ 68,982          $ 87,602
         Current maturities of long-term debt......................................         8,547            14,495
         Accounts payable, trade...................................................       100,793           115,986
         Accrued warranty..........................................................        18,378            18,604
         Other accrued liabilities.................................................        74,980            83,208
                                                                                       ----------         ---------
                Total current liabilities..........................................       271,680           319,895

Long-term debt.                                                                           160,276           164,322
Deferred income taxes..............................................................        33,330            34,676
Other liabilities..................................................................        46,190            49,874
                                                                                       ----------         ---------
                Total liabilities..................................................       511,476           568,767

Stockholders' equity:
         Preferred stock ($1 par value; 1,000 shares authorized, none issued)......            --                --
         Common stock ($100 par value; 8,000 shares authorized, 2,497 shares
                 issued and outstanding)...........................................           250               250
         Additional paid-in capital................................................       179,915           179,915
         Retained earnings.........................................................        15,594            17,762
         Accumulated other comprehensive loss......................................       (10,649)          (11,499)
                                                                                       ----------         ---------
                Total stockholders' equity.........................................       185,110           186,428
                                                                                       ----------         ---------
Total liabilities and stockholders' equity.........................................     $ 696,586          $755,195
                                                                                        =========          ========



                 See Notes to Consolidated Financial Statements

                        AAF-MCQUAY INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                             (dollars in thousands)


                                              QUARTER ENDED                 SIX MONTHS ENDED
                                               DECEMBER 31,                   DECEMBER 31,
                                        ---------------------------   -----------------------------
                                            1999          1998            1999            1998
                                        -------------  ------------   -------------   -------------

Net Sales............................      $ 202,188     $ 215,715       $ 427,315       $ 467,115
Cost of Sales........................        151,659       160,297         316,812         344,162
                                        -------------  ------------   -------------   -------------
Gross Profit.........................         50,529        55,418         110,503         122,953
Operating Expenses:
     Selling, general and
     administrative..................         44,333        48,792          94,201         104,631
     Restructuring...................            ---           ---             178             751
     Amortization of intangible
     assets..........................          2,777         2,831           5,606           5,733
                                        -------------  -------------  -------------   -------------
                                              47,110        51,623          99,985         111,115
                                        -------------  -------------  -------------   -------------
Income from operations...............          3,419         3,795          10,518          11,838
Interest expense, net................          5,546         5,738          11,419          12,244
Other (income) expense, net.........            (220)         (661)          1,862          (5,473)
                                        -------------  ------------   -------------   -------------
Income (loss) before income taxes....         (1,907)       (1,282)         (2,763)          5,067
Minority interest loss ..............            (72)          (50)           (136)            (40)
Provision for income taxes...........           (294)         (613)           (731)            916
                                        -------------  ------------   -------------   -------------
Net income (loss)....................      $  (1,685)     $   (719)      $  (2,168)       $  4,111
                                        =============  ============   =============   =============



                 See Notes to Consolidated Financial Statements

                        AAF-MCQUAY INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                             (dollars in thousands)


                                                                      SIX MONTHS ENDED
                                                                        DECEMBER 31,
                                                                -----------------------------
                                                                    1999            1998
                                                                ------------    -------------
Cash flows from operating activities
      Net income (loss)                                          $  (2,168)         $  4,111
      Adjustments to reconcile to cash from
           operating activities:
      Depreciation and amortization                                 15,121            13,658
      Foreign currency transaction (gains) losses                      122              (232)
      Restructuring spending                                          ----            (3,764)
      Loss on sale of business                                       1,331             ----
      Changes in operating assets and liabilities                    9,623             1,750
                                                                ------------    -------------

Net cash from operating activities                                  24,029            15,523

Cash flows from investing activities:
      Capital expenditures, net                                     (3,277)           (9,931)
      Proceeds from sale of business                                12,996             ----
                                                                ------------    -------------
Net cash from investing activities                                   9,719            (9,931)

Cash flows from financing activities:
      Net borrowings (repayments) under short-term
        borrowing arrangements                                     (18,620)           11,039
      Payments on long-term debt                                   (39,995)          (17,243)
      Proceeds from issuance of long-term debt                      30,000              ---
      Payments of debt issuance costs                               (1,334)             ---
                                                                ------------    -------------
Net cash from financing activities                                 (29,949)           (6,204)

Effect of exchange rate changes on cash                                214               135
                                                                ------------    -------------
Net increase (decrease) in cash and cash equivalents                 4,013              (477)
Cash and cash equivalents at beginning of period                     9,168             9,697
                                                                ------------    -------------

Cash and cash equivalents at end of period                        $ 13,181         $   9,220
                                                                ============    =============



                 See Notes to Consolidated Financial Statements

                        AAF-MCQUAY INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (unaudited)
                             (dollars in thousands)


                                                           QUARTER ENDED                 SIX MONTHS ENDED
                                                            DECEMBER 31,                   DECEMBER 31,

                                                    -----------------------------    --------------------------
                                                        1999            1998            1999           1998
                                                    -------------   -------------    ------------   -----------

Net income (loss)................................     $  (1,685)      $    (719)       $  (2,168)     $  4,111
Other comprehensive income(loss):................
    Foreign currency translation adjustments.....        (1,771)         (1,772)              21         1,342
    Write off of accumulated foreign currency
      translation adjustments due to sale of
      business...................................           829             ---              829           ---

                                                    -------------   -------------    ------------   ------------
Comprehensive income(loss).......................     $  (2,627)      $  (2,491)       $  (1,318)      $ 5,453
                                                    =============   =============    ============   ===========



                 See Notes to Consolidated Financial Statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All inter-company transactions have been eliminated. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-K. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K (the "Annual Report") for the year ended June 30, 1999. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying financial statements reflect the statements of operations for the three and six months ended December 31, 1999 and December 31, 1998, the balance sheets at December 31, 1999 and June 30, 1999, and the consolidated statements of cash flows for the six months ended December 31, 1999 and December 31, 1998.

     The operating results for the six months ended December 31, 1999 are not necessarily indicative of the operating results that may be expected for the full year ending June 30, 2000. The Company's period end is the Saturday closest to December 31. For clarity in presentation all periods presented herein are shown to end on the last calendar day of the month. Certain reclassifications of amounts in the consolidated financial statements have been made to reflect comparability.

     During the first quarter of fiscal year 1999, the Company made a change in accounting estimate related to its warranty provision. The Company increased its warranty provision by $2.5 million due to current activity related to new product introductions and discontinued product lines.

2.  INVENTORIES

     Inventories consist of the following:


                                                         DECEMBER 31,          JUNE 30,
                                                             1999                1999
                                                       -----------------    ---------------
                                                              (DOLLARS IN THOUSANDS)
      FIFO Cost:
        Raw Materials..........................             $ 38,167             $ 39,838
        Work-in-process........................               23,430               25,884
        Finished goods.........................               44,327               51,063
                                                        -------------        -------------
                                                             105,924              116,815
        LIFO adjustment........................                  823                1,348
                                                        =============        =============
                                                           $ 106,747            $ 118,163
                                                        =============        =============


3.  NET OTHER (INCOME)EXPENSE

     During the second quarter of fiscal year 2000, the Company had net other income of $0.2 million compared to $0.7 million in the second quarter of fiscal year 1999. Year-to-date the Company had other expense of $1.9 million as compared to other income of $5.5 million for the same period in fiscal year 1999. The year-to-date decrease is primarily related to events that occurred in the first quarters of fiscal years 2000 and 1999. In the first quarter of fiscal year 2000, the Company accrued a $1.3 million loss related to the sale of the commercial air conditioning and refrigeration operation in France in October 1999. Additionally, in conjunction with the Company's refinancing, discussed in
Note 5, the Company wrote off certain unamortized income and debt issuance costs resulting in a charge of $0.3 million in the first quarter of fiscal year 2000. In the first quarter of fiscal year 1999 the Company recognized $2.9 million in other income as a result of favorable developments in the IRS audit and the tax indemnification settlement with former shareholders of the Company. The Company also recorded a $1.5 million gain related to the termination of a pension plan in Canada. The remaining components of other income and expenses resulted from foreign currency and equity affiliate transactions.

4.  PROVISION FOR INCOME TAXES

     The tax provisions for the second quarter and six month periods ended December 31, 1999 and 1998 are based on the estimated effective tax rates applicable for the full years, and after giving effect to significant unusual items related specifically to the interim periods. The difference between the Company's reported tax provision, for the second quarter and six month periods ended December 31, 1999 and 1998, and the tax provision computed based on U.S. statutory rates is primarily attributable to nondeductible goodwill amortization and unbenefitted foreign losses. Additionally, the Company's effective tax rate for the second quarter and six month period ended December 31, 1999 reflects the effect of the sale of a foreign subsidiary. Also, the effective tax rate for the six months ended December 31, 1998 reflects the effect of the indemnification and the IRS Settlement.

5.  DEBT AND FINANCIAL INSTRUMENTS

     On September 30, 1999, as further discussed in the Company's Form 10K, the Company entered into a new bank credit agreement. As a result of the bank credit agreement refinancing that took place, the Company wrote off certain unamortized debt issuance costs associated with the previous credit agreement. In addition, the balance of the unamortized income from early termination of the swap was eliminated. These actions resulted in net charge to other (income) expense of $0.3 million in the first quarter of fiscal year 2000.

     The Company secures pricing on a portion of its copper requirements through forward contracts executed with certain suppliers. At December 31, 1999, contracts for 3.5 million pounds of copper were in place. These contracts have various expiration dates through September 30, 2000.

     In January 2000, the Company entered into an interest rate swap transaction whereby the Company receives a fixed rate and pays a floating rate on the basis of 3-month LIBOR. The January 2000 swap has a three year term and a notional amount of $30 million and effectively converts a portion of the Company's fixed rate borrowings to a floating rate.

6.  RESTRUCTURING

     As described in Note 10 of the Annual Report, the Company implemented several restructuring plans throughout fiscal year 1999 in both the Commercial Air Conditioning and Refrigeration and Filtration Products groups. Through December 31, 1999, the Company has spent $3.8 million of the $5.2 million restructuring reserve recorded in fiscal year 1999 primarily for severance arrangements. The Company continues to implement actions in accordance with the restructuring plan.

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

8. BUSINESS SEGMENTS INFORMATION

     The Company serves the global commercial heating, ventilation, air conditioning and refrigeration ("HVAC&R") industry with two industry segments:
Commercial Air Conditioning and Refrigeration, the manufacture, sale and distribution of heating, ventilating, air conditioning, industrial refrigeration and freezing equipment products, and Filtration Products, the manufacture and sale of air filtration products and systems. Information relating to operations in each industry segment is as follows as of and for the three and six months ended December 31, 1999 and 1998:


                                                              QUARTER ENDED               SIX MONTHS ENDED
                                                               DECEMBER 31,                  DECEMBER 31,
                CLASSIFIED BY INDUSTRY                      1999         1998             1999         1998
                ----------------------                      ----         ----             ----         ----
                                                                        (DOLLARS IN THOUSANDS)
Net Sales:
     Commercial Air Conditioning and Refrigeration....       $ 121,555    $ 135,077        $ 269,455    $ 301,834
     Filtration Products..............................          80,996       83,478          158,733      171,923
     Eliminations.....................................            (363)      (2,840)            (873)      (6,642)
                                                             ---------    ---------        ---------    ---------
             Total....................................       $ 202,188    $ 215,715        $ 427,315    $ 467,115
                                                             =========    =========        =========    =========
Operating Income (Loss):
     Commercial Air Conditioning and Refrigeration....       $  (1,579)   $  (1,633)       $     594    $   2,686
     Filtration Products .............................           4,988        4,834           10,290        9,333
     Corporate                                                      10          594             (366)        (181)
                                                             ---------    ---------        ---------    ---------
             Total....................................       $   3,419    $   3,795        $  10,518    $  11,838
                                                             =========    =========        =========    =========
Depreciation/Amortization:
     Commercial Air Conditioning and Refrigeration....       $   4,957    $   4,191        $  10,155    $   8,401
     Filtration Products..............................           2,447        2,582            4,944        5,202
     Corporate                                                       8           27               22           55
                                                             ---------    ---------        ---------    ---------
             Total....................................       $   7,412    $   6,800        $  15,121    $  13,658
                                                             =========    =========        =========    =========
Capital Expenditures:
     Commercial Air Conditioning and Refrigeration....       $     402    $   4,255        $   1,845    $   8,892
     Filtration Products..............................             597          435            1,432        1,039
                                                             ---------    ---------        ---------    ---------
                  Total..............................        $     999    $   4,690        $   3,277    $   9,931
                                                             =========    =========        =========    =========


     The Company estimates corporate expenses and determines fixed allocations of these expenses for each business segment at the beginning of the fiscal year. Any over or under allocation of actual expenses incurred results in income or expense reported at the corporate level. A reconciliation of segment profit to the Company's earnings before taxes for each quarter is as follows:


                                                              QUARTER ENDED               SIX MONTHS ENDED
                                                               DECEMBER 31,                 DECEMBER 31,
                                                            1999         1998             1999         1998
                                                            ----         ----             ----         ----
                                                                        (DOLLARS IN THOUSANDS)
Operating income from business segments                   $   3,409    $   3,201        $  10,884    $ 12,019
Over (under) allocation of corporate expenses                    10          594             (366)       (181)
Interest expense, net                                         5,546        5,738           11,419      12,244
Other (income) expense                                         (220)        (661)           1,862      (5,473)
                                                          ---------    ---------        ---------    --------
Income (loss) before income taxes                         $  (1,907)   $  (1,282)       $  (2,763)   $  5,067
                                                          =========    =========        =========    ========


     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

     RESULTS OF OPERATIONS

     NET SALES were $202.2 million in the three months ended December 31, 1999, which represents a decrease of $13.5 million, or 6.3%, as compared to the same period in the prior year. Net sales were $427.3 million for the six months ended December 31, 1999, which represents a decrease of $39.8 million, or 8.5%, as compared to the same period in the prior year. The Company estimates that approximately $17.3 million of the year-to-date decrease in sales is attributable to having one less week of sales in the first quarter of fiscal year 2000 as compared to fiscal year 1999. Excluding the additional week, the year-to-date decrease in net sales is 4.8%.

     COMMERCIAL AIR CONDITIONING AND REFRIGERATION GROUP net sales for the three months ended December 31, 1999 decreased $13.5 million, or 10.0%, to $121.5 million. This decrease is primarily attributable to the sale of the commercial air conditioning and refrigeration operation in France in October 1999. The France operation contributed $12.5 million of sales volume in the second quarter of fiscal year 1999 as compared to no sales in the second quarter of fiscal year 2000 due to the sale. Additional decreases were seen in the chiller products and terminal air conditioning systems business units. Chiller product net sales decreased 13.8% in the second quarter of fiscal year 2000 compared to the second quarter of fiscal year 1999. This decrease was expected primarily as a result of the restructuring of the chiller business unit. Terminal air conditioning products net sales decreased 21.8% in the second quarter of fiscal 2000 as compared to the second quarter of fiscal year 1999 as a result of the product rationalization in North America and a related market reaction as a result of the changes in product offerings. The sales decreases noted were partially offset by increased sales in Applied Air Handling business unit as a result of strong demand for Vision-TM- air handlers, and increased sales from operations in the United Kingdom and Italy.

     Year-to-date sales decreased $32.4 million, or 10.7%, to $269.4 million. The Company estimates that approximately $11.4 million, or 35.2%, of the decrease is attributable to one less week of sales in the first quarter of fiscal 2000 as compared to the first quarter of fiscal 1999. The remaining decrease of $21.0 million is primarily attributable to the sale of the commercial air conditioning and refrigeration operation in France in October 1999, which contributed sales of $26.4 million in the first six months of fiscal year 1999 as compared to $11.6 million in the first six months of fiscal year 2000. Additional decreases were seen in the chiller products and terminal air conditioning systems business units. Chiller product year-to-date net sales decreased 15.5%. This decrease was expected primarily as a result of the restructuring of the chiller business unit. Terminal air conditioning products year to date net sales decreased 18.1% as a result of the product rationalization in North America and a related market reaction as a result of the changes in product offerings. The sales decreases noted were partially offset by increased sales from the operations in the United Kingdom and Italy.

     Backlog for the Commercial Air Conditioning and Refrigeration Group was $100.4 million at December 31, 1999 as compared to $133.7 and $127.3 million at June 30, 1999 and December 31, 1998, respectively. The decrease in backlog is attributable to a decrease in sales volume and the sale of the commercial air conditioning and refrigeration operation in France in October 1999. Excluding France backlog at June 30, 1999 and December 31, 1998, would have been $127.6 and $118.7 million, respectively.

     FILTRATION PRODUCTS GROUP net sales for the three months ended December 31, 1999 decreased $2.5 million, or 3.0%, to $81.0 million. The decrease is primarily attributable to continued slow MFAS sales in the United States due to soft market conditions and a decrease in air pollution control sales in Europe.

     Year-to-date sales decreased $13.2 million, or 7.7%, to $158.7 million. The Company estimates that approximately $6.0 million, or 45.5%, of the decrease is attributable to one less week of sales in the first quarter of fiscal 2000 as compared to the first quarter of fiscal 1999. The remaining decrease of $7.2 million is primarily attributable to continued slow MFAS sales in the United States due to soft market conditions and a decrease in air pollution control sales in Europe.

     GROSS PROFIT decreased to $50.5 million, or 25.0%, of sales for the three months ended December 31, 1999. Year-to-date gross profit decreased to $110.5 million, or 25.9%, of sales. In the Commercial Air

Conditioning and Refrigeration Group, year-to-date gross profit as a percentage of sales was 23.5% as compared to 24.7% for the same period in fiscal year 1999. This decrease in gross margin resulted primarily from unfavorable manufacturing performance. The Filtration Products Group's year-to-date gross profit as a percentage of sales increased from 28.1% in fiscal year 1999 to 29.5% for the same period in fiscal year 2000. This increase resulted from improved manufacturing performance and cost reduction programs.

     OPERATING EXPENSES were $47.1 million, or 23.3% of sales, for the second quarter of fiscal year 2000 versus $51.6 million, or 23.9% of sales, for the second quarter of fiscal year 1999. For the first half of fiscal years 2000 and 1999, operating expenses were $99.8 million, or 23.4% of sales, versus $110.4 million, or 23.6% of sales, respectively. Year-to-date, the Company estimates that approximately $4.1 million, or 38.7%, of the decrease is attributable to one less week of operating expenses in the first quarter of fiscal 2000 as compared to the first quarter of fiscal 1999. The remaining decrease of $6.5 million is primarily attributable to a reduction in commissions, selling and warranty expenses offset by an increase in depreciation expense related to the new Enterprise Resource Planning systems.

     INCOME FROM OPERATIONS for the second quarter and year-to-date decreased slightly as compared to the same periods in fiscal year 1999. For the second quarter income from operations decreased to $3.4 million, or 1.7% of sales, as compared to $3.8 million, or 1.8% of net sales, in the second quarter of fiscal 1999. Year-to-date income from operations decreased to $10.5 million as compared to $11.8 million but remained flat as a percent of sales at 2.5% in fiscal year 2000 and 1999.

     The Commercial Air Conditioning and Refrigeration Group's income from operations remained flat in the second quarter of fiscal year 2000 at $(1.6) million, or (1.3%) of sales, as compared $(1.6) million, or (1.2%) of sales in the second quarter of fiscal year 1999. Year-to-date income from operations decreased from $2.7 million, or 0.9% of sales, to $0.6 million, or 0.2% of sales, for the first six months of fiscal year 2000 as compared to the first six months of fiscal year 1999, respectively.

     The Filtration Products Group had an increase in income from operations in the second quarter of fiscal year 2000 from $4.8 million, or 5.8% of sales, to $5.0 million, or 6.2% of sales for the same period in fiscal year 1999. Year-to-date income from operations increased from $9.3 million, or 5.4% of sales, during the first six months of fiscal year 1999 to $10.3 million, or 6.5% of sales, for the first six months of fiscal year 2000.

     NET INTEREST EXPENSE decreased to $5.5 million and $11.4 million during the second quarter and six months ended December 31, 1999 from $5.7 million and $12.2 million for the comparable periods ended December 31, 1998. This decrease is primarily attributable lower debt levels as well as having one less week of activity in the first six months of fiscal year 2000 as compared to the first six months of fiscal year 1999.

     NET OTHER (INCOME) EXPENSE for the second quarter of fiscal year 2000 was income of $0.2 million compared to $0.7million in the second quarter of fiscal year 1999. Year-to-date the Company had expense of $1.9 million as compared to income of $5.5 million for the same period in fiscal year 1999. See Note 3 to the unaudited condensed financial statements for further discussion.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity needs are provided by cash generated from operating activities and supplemented when necessary by short-term credit facilities. During the first six months of fiscal year 2000, funds generated by operating activities were $24.0 million as compared to $15.5 million of funds generated in the prior fiscal year for the comparable period. During the first six months of fiscal year 2000, cash provided from investing activities was $9.7 million, which is comprised of proceeds from the sale of the Company's commercial air conditioning business in France for $13.0 million, reduced by capital expenditures of $3.3 million. Capital spending for the first six months has been reduced from $9.9 million in the prior year to $3.3 million this year due to lower spending on the information technology project which was completed in September 1999. On September 30, 1999, the Company refinanced its Bank Credit Agreement with a New Term Loan of $30 million and a new Revolving Credit Facility of $90 million ("New Bank Credit Agreement"). The New Bank Credit Agreement has a three-year term, was used to retire all obligations under the previous Bank Agreement and is designed to provide added flexibility and borrowing availability. The New Bank Credit Agreement also provides favorable interest rates and other fees compared to the previous Bank Credit Agreement. At December 31, 1999, remaining borrowing availability under the new Revolving Credit portion of the New

Bank Credit Agreement was $45 million. Total net payments on long term debt for the first six months were $10.0 million which is a result of new borrowing under the New Term Loan of $30.0 million, repayment of the balance on the previous Bank Term Loan of $37.3 million and other long term debt payments of $2.7 million. Cash of $18.6 million was used to reduce borrowings under short term borrowing arrangements during the six month period. Total debt of the Company was reduced from $266.4 million at June 30, 1999 to $237.8 million at December 31, 1999.

     A short-term credit facility provided to a subsidiary of the Company is supported by a letter of credit from O.Y.L. Industries Berhad (OYL) which expires on September 30, 2000. In addition, the Company has secured certain domestic letter of credit facilities totaling $13.5 million that are supported by a letter of credit from OYL which expires on March 21, 2000. Each of these support arrangements may be extended for additional time periods with the consent of OYL and the banks providing the facilities.

     On an ongoing basis the Company strives to evaluate its various businesses and product lines with the objective to enhance shareholder value. Consistent with this strategy, the Company intends to pursue global business opportunities that are synergistic with the Company's core businesses or exit low value added or non-synergistic operations. In October 1999, the Company sold the commercial air conditioning and refrigeration operation in France. The Company does not believe that the sale of the commercial air conditioning and refrigeration operation in France will have a material effect on the Company's future financial results.

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

YEAR 2000

     By mid-December 1999, the Company had successfully completed its formal Year 2000 program, comprised of two major components.

     First, the Company completed its internal Year 2000 Compliance program which consisted of converting existing systems to Year 2000 Compliant status, primarily through implementing new state-of-the-art Enterprise Resource Planning
(ERP) systems. Even before the Year 2000 program started, the Company's management believed that modernizing its information systems was critical for the Company's stable and efficient growth. This modernization, through ERP systems, also served as the basis of the Company's strategy for resolving its Year 2000 issues. The final ERP implementation was completed by month-end September 1999. Company expenditures for the new systems aggregated to approximately $27.0 million, from mid-1996 through total project completion at month-end September 1999. All other additional remedial actions beyond those required to install new ERP systems were completed on schedule by mid-December; expenditures for these actions (minor) were managed by the individual business units and recognized in operating expenses.

     Second, by mid-December the Company had completed its Year 2000 Business Continuity and Contingency Plans (BCCP), for each of its businesses, in the event that internal, external, or systemic failures occur on or about January 1, 2000.

     All identified Year 2000 activities were completed according to the chart below:


       ------------------------------------ ------------------ ----------------- -----------------
       ACTIVITY                             STATUS             STARTING          ENDING
       ------------------------------------ ------------------ ----------------- -----------------
       Assessment and inventory             Complete           September 1997    January 1998
       ------------------------------------ ------------------ ----------------- -----------------
       Coordinator and Executive review     Complete           February 1998     May 1998
       process
       ------------------------------------ ------------------ ----------------- -----------------
       Industrial Refrigeration ERP         Complete           January 1997      April 1998
       ------------------------------------ ------------------ ----------------- -----------------
       Filtration Products ERP              Complete           April 1997        July 1999
       ------------------------------------ ------------------ ----------------- -----------------
       Commercial Air Conditioning ERP      Complete           September 1997    September 1999
       ------------------------------------ ------------------ ----------------- -----------------
       Product compliance                   Complete           May 1998          March 1999
       ------------------------------------ ------------------ ----------------- -----------------
       Materials suppliers                  Complete           June 1998         October 1999
       ------------------------------------ ------------------ ----------------- -----------------
       Other IT issues including third      Complete           September 1998    October 1999
       parties
       ------------------------------------ ------------------ ----------------- -----------------
       Equipment and facilities             Complete           September 1998    October 1999
       ------------------------------------ ------------------ ----------------- -----------------


     The Company believes the completed Year 2000 activities are adequate to address the Year 2000 risks faced by the Company. As of mid-January 2000, the Company had experienced no significant Year 2000 related problems. While the likelihood has greatly diminished, there still exists the possibility of failure by the Company's third party suppliers and/or service providers to produce or deliver critical components or to transport products/service. This could cause disruption in the Company's ability to manufacture and/or deliver timely its products to its customers, which could result in increased expenses, reduced billings and potential litigation. The precise costs associated with such risks are difficult to predict at this time.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

     Not applicable.

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

                                                AAF-MCQUAY INC.

DATE   February 14, 2000                    By: ____________________________
     ----------------------                     Bruce D. Krueger
                                                Vice President of Finance
                                                Principal Accounting Officer and
                                                Principal Financial Officer

                                  Exhibit Index

NUMBER                            DESCRIPTION

27                                Financial Data Schedule