Form 10-Q
period 2000-04-01
AAF MCQUAY INC
filed 2000-05-12
CIK 1005272

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended APRIL 1, 2000


                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


For the transition period from  _______ to _______

Commission file number:           33-80701
                       ---------------------------

                                 AAF-MCQUAY INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as Specified in Its Charter)


            Delaware                                    41-0404230
-------------------------------             ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)


215 Central Avenue, Louisville, Kentucky                   40208
----------------------------------------                ----------
(Address of Principal Executive Offices)                (Zip Code)


Registrant's telephone number, including area code   (502) 637-0011
                                                   -------------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,497 shares of Common Stock, par value $100.00 per share, were outstanding as of May 11, 2000.

                                      INDEX

                        AAF-MCQUAY INC. AND SUBSIDIARIES


                                                                                    PAGE
                                                                                    ----

PART I -         Financial Information...............................................3

Item 1.          Financial Statements (unaudited)....................................3

                 Condensed Consolidated Balance Sheets as of  -
                 March 31, 2000 and June 30, 1999....................................3

                 Consolidated Statements of Operations -
                 Three and Nine Months Ended March 31, 2000 and 1999.................4

                 Condensed Consolidated Statements of Cash Flows -
                 Nine months ended March 31, 2000 and 1999...........................5

                 Consolidated Statements of Comprehensive Income -
                 Three and Nine months ended March 31, 2000 and 1999.................6

                 Notes to the Consolidated Financial Statements......................7

Item 2.          Management's Discussion and Analysis of Financial
                 Condition and Results of Operations................................11

Item 3.          Quantitative and Qualitative Disclosure About Market Risk..........14

PART II -        Other Information..................................................15

Item 1.          Legal Proceedings..................................................15

Item 6.          Exhibits and Reports on Form 8-K...................................15

                 Signatures.........................................................16


PART I:           FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

                        AAF-MCQUAY INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (dollars in thousands, except share data)


                                                                                  MARCH 31,       JUNE 30,
                                                                                    2000            1999
                                                                                  ---------      ---------
                                      ASSETS

Current assets:
         Cash and cash equivalents ..........................................     $  15,236      $   9,168
         Accounts receivable ................................................       192,989        227,844
         Inventories ........................................................       108,767        118,163
         Other current assets ...............................................         5,463          6,754
                                                                                  ---------      ---------
                Total current assets ........................................       322,455        361,929

Property, plant and equipment, net ..........................................       128,671        145,086
Cost in excess of net assets acquired and other identifiable intangibles, net       217,486        228,906
Other assets and deferred charges ...........................................        18,839         19,274
                                                                                  ---------      ---------
                Total assets ................................................     $ 687,451      $ 755,195
                                                                                  =========      =========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
         Short-term borrowings ..............................................     $  68,455      $  87,602
         Current maturities of long-term debt ...............................         7,929         14,495
         Accounts payable, trade ............................................        99,745        115,986
         Accrued warranty ...................................................        18,572         18,604
         Other accrued liabilities ..........................................        74,805         83,208
                                                                                  ---------      ---------
                Total current liabilities ...................................       269,506        319,895

Long-term debt ..............................................................       158,532        164,322
Deferred income taxes .......................................................        33,295         34,676
Other liabilities ...........................................................        45,286         49,874
                                                                                  ---------      ---------
                Total liabilities ...........................................       506,619        568,767

Stockholders' equity:
         Preferred stock ($1 par value; 1,000 shares authorized, none issued)            --             --
         Common stock ($100 par value; 8,000 shares authorized, 2,497 shares
                 issued and outstanding) ....................................           250            250
         Additional paid-in capital .........................................       179,915        179,915
         Retained earnings ..................................................        13,127         17,762
         Accumulated other comprehensive loss ...............................       (12,460)       (11,499)
                                                                                  ---------      ---------
                Total stockholders' equity ..................................       180,832        186,428
                                                                                  ---------      ---------
Total liabilities and stockholders' equity ..................................     $ 687,451      $ 755,195
                                                                                  =========      =========


                 See Notes to Consolidated Financial Statements

                        AAF-MCQUAY INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                             (dollars in thousands)


                                               QUARTER ENDED                NINE MONTHS ENDED
                                                  MARCH 31,                      MARCH 31,
                                           -----------------------       -------------------------
                                             2000          1999             2000           1999
                                           ---------     ---------       ---------       ---------
Net Sales............................      $ 215,060     $ 221,634       $ 642,375       $ 688,748
Cost of Sales........................        161,086       165,733         477,898         509,894
                                           ---------     ---------       ---------       ---------
Gross Profit.........................         53,974        55,901         164,477         178,854
Operating Expenses:
     Selling, general and
       administrative................         45,791        48,468         139,992         153,281
     Restructuring...................          1,669           720           1,847           1,289
     Amortization of intangible
       assets........................          2,774         2,820           8,380           8,553
                                           ---------     ---------       ---------       ---------
                                              50,234        52,008         150,219         163,123
                                           ---------     ---------       ---------       ---------
Income from operations...............          3,740         3,893          14,258          15,731
Interest expense, net................          5,421         5,731          16,840          17,975
Other (income) expense, net.........             (23)          773           1,839          (4,700)
                                           ---------     ---------       ---------       ---------
Income (loss) before income taxes....         (1,658)       (2,611)         (4,421)          2,456
Minority interest income (loss)......            (99)          125            (235)           (165)
Provision for income taxes...........            710           681             (21)          1,597
                                           ---------     ---------       ---------       ---------
Net income (loss)....................      $  (2,467)    $  (3,417)      $  (4,635)      $     694
                                           =========     =========       =========       =========



                 See Notes to Consolidated Financial Statements

                        AAF-MCQUAY INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                             (dollars in thousands)


                                                                          NINE MONTHS ENDED
                                                                   ---------------------------------
                                                                     MARCH 31,             MARCH 31,
                                                                       2000                  1999
                                                                   ---------------------------------
Cash flows from operating activities:
      Net income                                                   $     (4,635)           $     694
      Adjustments to reconcile to cash from
           operating activities:
      Depreciation and amortization                                      22,553               21,214
      Foreign currency transaction (gains) losses                           242                 (421)
      Restructuring spending                                             (1,847)              (4,259)
      Loss on sale of business                                            1,331                   --
      Changes in operating assets and liabilities                        14,880               (4,381)
                                                                   ------------            ---------

Net cash from operating activities                                       32,524               12,847

Cash flows from investing activities:
      Capital expenditures, net                                          (5,514)             (14,610)
      Proceeds from sale of business                                     12,996                   --
                                                                   ------------            ---------
Net cash from investing activities                                        7,482             (14,610)

Cash flows from financing activities:
      Net borrowings (repayments) under short-term
        borrowing arrangements                                          (19,147)              23,228
      Payments on long-term debt                                        (42,377)             (21,217)
      Proceeds from issuance of long-term debt                           30,000                   --
      Payment of debt issuance costs                                     (1,387)                  --
                                                                   ------------            ---------
Net cash from financing activities                                      (32,911)               2,011

Effect of exchange rate changes on cash                                  (1,027)                 (99)
                                                                   ------------            ---------
Net increase (decrease) in cash and cash equivalents                      6,068                  149
Cash and cash equivalents at beginning of period                          9,168                9,697
                                                                   ------------            ---------

Cash and cash equivalents at end of period                           $   15,236           $    9,846
                                                                     ==========           ==========



                 See Notes to Consolidated Financial Statements

                        AAF-MCQUAY INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (unaudited)
                             (dollars in thousands)


                                                                QUARTER ENDED                NINE MONTHS ENDED
                                                                  MARCH 31,                       MARCH 31,
                                                         --------------------------       -----------------------
                                                             2000            1999            2000           1999
                                                         ----------      ----------       ---------      --------
     Net income (loss)................................   $   (2,467)     $   (3,417)      $  (4,635)     $    694
     Other comprehensive income(loss):................
         Foreign currency translation adjustments.....       (1,811)         (3,574)         (1,790)       (2,228)
         Write off of accumulated foreign currency
            translation adjustments due to sale of
            business..................................           --              --             829            --
                                                         ----------      ----------       ---------      --------
     Comprehensive income(loss).......................   $   (4,278)     $   (6,991)      $  (5,596)     $  (1,534)
                                                         ==========      ==========       =========      =========




                 See Notes to Consolidated Financial Statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.   BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All inter-company transactions have been eliminated. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-K. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K (the "Annual Report") for the year ended June 30, 1999. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying financial statements reflect the statements of operations for the three and nine months ended March 31, 2000 and 1999, the balance sheets at March 31, 2000 and June 30, 1999, and the consolidated statements of cash flows for the nine months ended March 31, 2000 and 1999.

         The operating results for the nine months ended March 31, 2000 are not necessarily indicative of the operating results that may be expected for the full year ending June 30, 2000. The Company's period end is the Saturday closest to March 31. For clarity in presentation all periods presented herein are shown to end on the last calendar day of the month. Certain reclassifications of amounts in the consolidated financial statements have been made to reflect comparability.

     During the first quarter of fiscal year 1999, the Company made a change in accounting estimate related to its warranty provision. The Company increased its warranty provision by $2.5 million due to current activity related to new product introductions and discontinued product lines.

2.   INVENTORIES

     Inventories consist of the following:


                                              MARCH 31,      JUNE 30,
                                                2000          1999
                                              ---------     ---------
                                               (DOLLARS IN THOUSANDS)
      FIFO Cost:
            Raw Materials .................    $ 39,072     $ 39,838
            Work-in-process ...............      24,236       25,884
            Finished goods ................      44,741       51,063
                                               --------     --------
                                                108,049      116,815
            LIFO adjustment ...............         718        1,348
                                               --------     --------
                                               $108,767     $118,163
                                               ========     ========


3.   NET OTHER (INCOME)EXPENSE

     During the third quarter of fiscal year 2000, the Company had net other income of $0.02 million compared to net other expense of $0.8 million in the third quarter of fiscal year 1999. Year-to-date the Company had net other expense of $1.8 million as compared to net other income of $4.7 million for the same period in fiscal year 1999. The year-to-date decrease is primarily related to events that occurred in the first quarters of fiscal years 2000 and 1999. In the first quarter of fiscal year 2000, the Company accrued a $1.3 million loss related to the sale of the commercial air conditioning and refrigeration operation in France in October 1999. Additionally, in conjunction with the Company's refinancing, discussed in Note 5, the Company wrote off certain unamortized income and debt issuance costs resulting in a charge of $0.3 million in the first quarter of fiscal year 2000. In the first quarter of fiscal year 1999 the Company recognized $2.9 million in other income as a result of favorable developments in the IRS audit and the tax indemnification settlement with former shareholders of the Company. The Company also recorded a $1.5 million gain related to the termination of a pension plan in Canada. The remaining components of other income and expenses resulted from foreign currency and equity affiliate transactions.

4.   PROVISION FOR INCOME TAXES

     The tax provisions for the third quarter and nine month periods ended March 31, 2000 and 1999 are based on the estimated effective tax rates applicable for the full years, and after giving effect to significant unusual items related specifically to the interim periods. In the third quarter of fiscal years
2000 and 1999, the Company changed its estimated effective tax rates for the full fiscal years. The difference between the Company's reported tax provision, for the third quarter and nine month periods ended March 31, 2000 and 1999, and the tax provision computed based on U.S. statutory rates is primarily attributable to nondeductible goodwill amortization and unbenefitted foreign losses. Additionally, the Company's effective tax rate for the third quarter and nine month period ended March 31, 2000 reflects the effect of the sale of a foreign subsidiary. Also, the effective tax rate for the nine months ended March 31, 1999 reflects the effect of the indemnification and the IRS Settlement.

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

     The Company secures pricing on a portion of its copper requirements through forward contracts executed with certain suppliers. At March 31, 2000, contracts for 2.5 million pounds of copper were in place. These contracts have various expiration dates through December 31, 2000.

     In January 2000, the Company entered into an interest rate swap transaction whereby the Company receives a fixed rate and pays a floating rate on the basis of 3-month LIBOR. The January 2000 swap has a three year term and a notional amount of $30 million and effectively converts a portion of the Company's fixed rate borrowings to a floating rate.

6.   RESTRUCTURING

     In the third quarter of fiscal 2000, the Company commenced a restructuring of J&E Hall, a wholly-owned, U.K. based subsidiary of the Company engaged in manufacturing industrial refrigeration and freezer products and service. Approximately 50 positions were eliminated with corresponding severance costs of approximately $1.7 million recorded.

     As described in Note 10 of the Annual Report, the Company implemented several restructuring plans throughout fiscal year 1999 in both the Commercial Air Conditioning and Refrigeration and Filtration Products groups. Through March 31, 2000, the Company has spent $4.0 million of the $5.2 million restructuring reserve recorded in fiscal year 1999 primarily for severance arrangements. The Company continues to implement actions in accordance with the restructuring plan.

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

8.   BUSINESS SEGMENTS INFORMATION

     The Company serves the global commercial heating, ventilation, air conditioning and refrigeration ("HVAC&R") industry with two industry segments:
Commercial Air Conditioning and Refrigeration, the manufacture, sale and distribution of heating, ventilating, air conditioning, industrial refrigeration and freezing equipment products, and Filtration Products, the manufacture and sale of air filtration products and systems. Information relating to operations in each industry segment is as follows as of and for the three and nine months ended March 31, 2000 and 1999:


                                                             QUARTER ENDED            NINE MONTHS ENDED
                                                                MARCH 31,                  MARCH 31,
                CLASSIFIED BY INDUSTRY                      2000         1999          2000         1999
                ----------------------                      ----         ----          ----         ----
                                                                        (DOLLARS IN THOUSANDS)
Net Sales:
     Commercial Air Conditioning and Refrigeration     $ 129,638      $ 144,270      $ 399,093      $ 446,103
     Filtration Products .........................        85,864         79,018        244,597        250,940
     Eliminations ................................          (442)        (1,654)        (1,315)        (8,295)
                                                       ---------      ---------      ---------      ---------
             Total ...............................     $ 215,060      $ 221,634      $ 642,375      $ 688,748
                                                       =========      =========      =========      =========
Operating Income (Loss):
     Commercial Air Conditioning and Refrigeration     $  (1,283)     $  (3,523)     $    (689)     $    (837)
     Filtration Products .........................         4,778          4,468         15,068         13,801
     Corporate ...................................           245          2,948           (121)         2,767
                                                       ---------      ---------      ---------      ---------
             Total ...............................     $   3,740      $   3,893      $  14,258      $  15,731
                                                       =========      =========      =========      =========
Depreciation/Amortization:
     Commercial Air Conditioning and Refrigeration     $   4,982      $   4,987      $  15,136      $  13,388
     Filtration Products .........................         2,444          2,543          7,388          7,745
     Corporate ...................................             6             25             28             80
                                                       ---------      ---------      ---------      ---------
             Total ...............................     $   7,432      $   7,555      $  22,552      $  21,213
                                                       =========      =========      =========      =========
Capital Expenditures:
     Commercial Air Conditioning and Refrigeration     $     749      $   3,804      $   2,594      $  12,696
     Filtration Products .........................         1,413            875          2,845          1,914
     Corporate ...................................            75             --             75             --
                                                       ---------      ---------      ---------      ---------
                  Total ..........................     $   2,237      $   4,679      $   5,514      $  14,610
                                                       =========      =========      =========      =========




     The Company estimates corporate expenses and determines fixed allocations of these expenses for each business segment at the beginning of the fiscal year. Any over or under allocation of actual expenses incurred results in income or expense reported at the corporate level. A reconciliation of segment profit to the Company's earnings before taxes is as follows:


                                                     QUARTER ENDED              NINE MONTHS ENDED
                                                       MARCH 31,                    MARCH 31,
                                                   2000          1999           2000         1999
                                                   ----          ----           ----         ----
                                                               (DOLLARS IN THOUSANDS)
Operating income from business segments .....     $  3,495      $    945      $ 14,379      $ 12,964
Over (under) allocation of corporate expenses          245         2,948          (121)        2,767
Interest expense, net .......................        5,421         5,731        16,840        17,975
Other (income) expense ......................          (23)          773         1,839        (4,700)
                                                  --------      --------      --------      --------
Income (loss) before income taxes ...........     $ (1,658)     $ (2,611)     $ (4,421)     $  2,456
                                                  ========      ========      ========      ========


       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

     RESULTS OF OPERATIONS

     NET SALES were $215 million in the three months ended March 31, 2000, which represents a decrease of $6.6 million, or 3.0%, as compared to the same period in the prior year. Net sales were $642.4 million for the nine months ended March 31, 2000, which represents a decrease of $46.4 million, or 6.7%, as compared to the same period in the prior year. The decrease is primarily attributable to the sale of the commercial air conditioning and refrigeration operation in France in October 1999, which contributed sales of $39.3 million in the first nine months of fiscal year 1999 as compared to $11.6 million in the first nine months of fiscal year 2000. The sale of this operation is in keeping with the Company's overall strategic plan to exit non-core businesses. This in conjunction with the restructuring that has occurred in the Chiller business unit discussed further below, and at J&E Hall discussed in footnote six (6) to the financial statements have resulted in an expected decrease in sales. Additionally, the Company estimates that approximately $17.3 million of the year-to-date decrease in sales is attributable to having one less week of sales in the first quarter of fiscal year 2000 as compared to fiscal year 1999. Excluding the impact of France and the additional week, the year-to-date decrease in net sales is less than 1.0%.

     COMMERCIAL AIR CONDITIONING AND REFRIGERATION GROUP net sales for the three months ended March 31, 2000 decreased $14.6 million, or 10.1%, to $129.6 million. This decrease is primarily attributable to the sale of the commercial air conditioning and refrigeration operation in France in October 1999. The France operation contributed $12.8 million of sales volume in the third quarter of fiscal year 1999 as compared to no sales in the third quarter of fiscal year 2000 due to the sale. Additional decreases were seen in the chiller products and terminal air conditioning systems business units. Chiller product net sales decreased 12.6% in the third quarter of fiscal year 2000 compared to the third quarter of fiscal year 1999. This decrease was expected primarily as a result of the restructuring of the chiller business unit in the prior year. Terminal air conditioning products net sales decreased 9.9% in the third quarter of fiscal 2000 as compared to the third quarter of fiscal year 1999 as a result of the product rationalization in North America and a related market reaction as a result of the changes in product offerings. The sales decreases noted were partially offset by increased sales in Applied Air Handling business unit as a result of strong demand for VisionTM air handlers, and increased sales from operations in the United Kingdom and Italy.

     Year-to-date sales decreased $47.0 million, or 10.5%, to $399.1 million. The Company estimates that approximately $11.4 million, or 24.3%, of the decrease is attributable to one less week of sales in the first quarter of fiscal 2000 as compared to the first quarter of fiscal 1999. The remaining decrease of $35.6 million is primarily attributable to the sale of the commercial air conditioning and refrigeration operation in France in October 1999, which contributed sales of $39.3 million in the first nine months of fiscal year 1999 as compared to $11.6 million in the first nine months of fiscal year 2000. Additional decreases were seen in the chiller products and terminal air conditioning systems business units. Chiller product year-to-date net sales decreased 14.5%. This decrease was expected primarily as a result of the restructuring of the chiller business unit in the prior year. Terminal air conditioning products year to date net sales decreased 11.3% as a result of the product rationalization in North America and a related market reaction as a result of the changes in product offerings. The sales decreases noted were partially offset by increased sales in the Applied Air Handling business unit as a result of strong demand for Vision-TM- air handlers, and increased sales from the operations in the United Kingdom and Italy.

     Backlog for the Commercial Air Conditioning and Refrigeration Group was $99.4 million at March 31, 2000 as compared to $133.7 and $124.4 million at June 30, 1999 and March 31, 1999, respectively. The decrease in backlog is attributable to a decrease in sales volume and the sale of the commercial air conditioning and refrigeration operation in France in October 1999. Excluding France backlog at June 30, 1999 and March 31, 1999, would have been $127.6 and $116.9 million, respectively.

     FILTRATION PRODUCTS GROUP net sales for the three months ended March 31, 2000 increased $6.8 million, or 8.7%, to $85.9 million. The increase is primarily attributable to increased sales in Latin America and Asia. Each of these regions had a large non-recurring project being completed in the third quarter of fiscal year 2000. There were no such projects in fiscal year 1999. Additionally, Clear Room product line sales increased as a result of the continued strong demand for semiconductors worldwide.

     Year-to-date sales decreased $6.3 million, or 2.5%, to $244.6 million. The decrease is attributable to the net impact of increased sales in the third quarter offset by continued slow MFAS sales in the United States due to soft market conditions and a decrease in air pollution control sales in Europe. Additionally, the Company estimates that year-to-date sales are down by approximately $6.0 million due to one less week of sales in the first quarter of fiscal 2000 as compared to the first quarter of fiscal 1999.

     GROSS PROFIT decreased to $54.0 million, or 25.1%, of sales for the three months ended March 31, 2000, as compared to $55.9 million, or 25.2% of sales for the same period in the prior year. Year-to-date gross profit decreased to $164.5 million, or 25.6%, of sales. In the Commercial Air Conditioning and Refrigeration Group, year-to-date gross profit as a percentage of sales was 24.1% as compared to 24.6% for the same period in fiscal year 1999. This decrease in gross margin resulted primarily from unfavorable manufacturing performance. The Filtration Products Group's year-to-date gross profit as a percentage of sales increased from 28.3% in fiscal year 1999 to 28.6% for the same period in fiscal year 2000. This increase resulted from improved manufacturing performance and cost reduction programs.

     OPERATING EXPENSES were $50.2 million, or 23.4% of sales, for the third quarter of fiscal year 2000 versus $52.0 million, or 23.5% of sales, for the third quarter of fiscal year 1999. Excluding the restructuring charges operating expenses were 22.6% and 23.1% of sales in the third quarter of fiscal year 2000 and 1999, respectively. Year-to date operating expenses decreased $12.9 million to $150.2 million, or 23.4% of sales in fiscal year 2000 as compared to $163.1 million, or 23.7% of sales in fiscal year 1999. Excluding the restructuring charges operating expenses were 23.1% and 23.5% of sales in the first nine months of fiscal year 2000 and 1999, respectively. The Company estimates that approximately $4.1 million, or 33.8%, of the decrease is attributable to one less week of operating expenses in the first quarter of fiscal 2000 as compared to the first quarter of fiscal 1999. The remaining decrease of $8.0 million is primarily attributable to a reduction in commissions, selling and warranty expenses.

     INCOME FROM OPERATIONS for the third quarter and year-to-date decreased slightly as compared to the same periods in fiscal year 1999. For the third quarter income from operations decreased to $3.7 million, or 1.7% of sales, as compared to $3.9 million, or 1.8% of net sales, in the third quarter of fiscal 1999. Excluding the restructuring charges income from operations was 2.5% and 2.1% of sales in the third quarter of fiscal year 2000 and 1999, respectively. Year-to-date income from operations decreased to $14.3 million, or 2.2% of sales, as compared to $15.7 million, or 2.3% of sales, in fiscal year 2000 and 1999, respectively. Excluding the restructuring charges income from operations was flat at 2.5% of sales in the first nine months of fiscal years 1999 and 2000.

     The Commercial Air Conditioning and Refrigeration Group's income (loss) from operations decreased in the third quarter of fiscal year 2000 at $(1.3) million, or (1.0)% of sales, as compared to $(3.5) million, or (2.4)% of sales, in the third quarter of fiscal year 1999. Year-to-date income (loss) from operations decreased from $(0.8) million to $(0.7) million but remained flat at (0.2)% of sales, for the first nine months of fiscal year 2000 as compared to the first nine months of fiscal year 1999, respectively.

     The Filtration Products Group had an increase in income from operations in the third quarter of fiscal year 2000 from $4.5 million, or 5.7% of sales, to $4.8 million, or 5.6% of sales for the same period in fiscal year 1999. Year-to-date income from operations increased from $13.8 million, or 5.5% of sales, during the first nine months of fiscal year 1999 to $15.1 million, or 6.2% of sales, for the first nine months of fiscal year 2000.

     NET INTEREST EXPENSE decreased to $5.4 million and $16.8 million during the third quarter and nine months ended March 31, 2000 from $5.7 million and $18.0 million for the comparable periods ended March 31, 1999. This decrease is primarily attributable lower debt levels as well as having one less week of activity in the first nine months of fiscal year 2000 as compared to the first nine months of fiscal year 1999.

     NET OTHER (INCOME) EXPENSE for the third quarter of fiscal year 2000 was income of $0.02 million compared to net other expense of $0.8 million in the third quarter of fiscal year 1999. Year-to-date the Company had expense of $1.8 million as compared to income of $4.7 million for the same period in fiscal year 1999. See Note 3 to the unaudited condensed financial statements for further discussion.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity needs are provided by cash generated from operating activities and supplemented when necessary by short-term credit facilities. During the first nine months of fiscal year 2000, funds generated by operating activities were $32.5 million as compared to $12.9 million of funds generated in the prior fiscal year for the comparable period. During the first nine months of fiscal year 2000, cash provided from investing activities was $7.5 million, which is comprised of proceeds from the sale of the Company's commercial air conditioning business in France for $13.0 million, reduced by capital expenditures of $5.5 million. Capital spending for the first nine months has been reduced from $14.6 million in the prior year to $5.5 million this year due to lower spending on the information technology project which was completed in September 1999. On September 30, 1999, the Company refinanced its Bank Credit Agreement with a New Term Loan of $30 million and a new Revolving Credit Facility of $90 million ("New Bank Credit Agreement"). The New Bank Credit Agreement has a three-year term, was used to retire all obligations under the previous Bank Agreement and is designed to provide added flexibility and borrowing availability. The New Bank Credit Agreement also provides favorable interest rates and other fees compared to the previous Bank Credit Agreement. At March 31, 2000, remaining borrowing availability under the new Revolving Credit portion of the New Bank Credit Agreement was $42 million. Total net payments on long term debt for the first nine months were $12.4 million which is a result of new borrowing under the New Term Loan of $30.0 million, repayment of the balance on the previous Bank Term Loan of $37.3 million and other long term debt payments of $5.1 million. Cash of $19.1 million was used to reduce borrowings under short term borrowing arrangements during the nine month period. Total debt of the Company was reduced from $266.4 million at June 30, 1999 to $234.9 million at March 31, 2000.

     A short-term credit facility provided to a subsidiary of the Company is supported by a letter of credit from O.Y.L. Industries Berhad (OYL) which expires on September 30, 2000. This support arrangement may be extended for additional time periods with the consent of OYL and the bank providing the facilities. Certain domestic letter of credit facilities totaling $13.5 million that were supported by a letter of credit from OYL expired on March 21, 2000. The related letter of credit requirements were transferred over to the New Bank Credit Agreement.

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

YEAR 2000

     The Company experienced no significant disruptions in mission critical information technology and non-information technology systems related to the Year 2000 and believes it successfully responded to the Year 2000 date change. The Company incurred charges of approximately $27 million during the 1996 through 1999 time period in connection with remediating its systems. This spending was almost entirely for new ERP systems that resolved Y2K issues and increased the Company's system capabilities. The Company is not aware of any material problems resulting form Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

EURO CONVERSION

     Management has initiated an internal analysis of and planning for the effect the Euro will have on the operating and financial condition of the Company. The Euro is not expected to have a material effect on the Company's operating results or competitive position. The Company's financial systems are Euro compliant and opportunities will continue to be investigated for European-wide system infrastructure.

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


                                                     AAF-MCQUAY INC.





DATE   May 12, 2000                        By:
     ----------------------                     -----------------------------
                                                Bruce D. Krueger
                                                Vice President of Finance
                                                Principal Accounting Officer and
                                                Principal Financial Officer

                                  Exhibit Index

NUMBER                                      DESCRIPTION
------                                      -----------

27                                          Financial Data Schedule