Form 10-K405
period 2000-07-01
AAF MCQUAY INC
filed 2000-09-29
CIK 1005272

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JULY 1, 2000

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ________________ TO ________________

                        COMMISSION FILE NUMBER: 33-80701

                           --------------------------

                                AAF-MCQUAY INC.
           (Exact name of the Registrant as specified in its charter)

                    DELAWARE                                         41-0404230
        (State or other Jurisdiction of                           (I.R.S. Employer
         Incorporation or Organization)                         Identification No.)

       10300 ORMSBY PARK PLACE, SUITE 600
              LOUISVILLE, KENTUCKY                                     40223
    (Address of principal executive offices)                         (Zip Code)

       Registrant's telephone number, including area code (502) 637-0011

                           --------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      None

                           --------------------------

    Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Not Applicable

    The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at June 30, 2000 was $-0-.

    The number of shares outstanding of the registrant's only class of common stock as of September 26, 2000 (latest practicable date) was 2,497.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        AAF-MCQUAY INC. AND SUBSIDIARIES
                                     INDEX

                                                                          PAGE
                                                                        --------
PART I
Item 1    Business....................................................      3
Item 2    Properties..................................................     11
Item 3    Legal Proceedings...........................................     12
Item 4    Submission of Matters to a Vote of Securities Holders.......     14

PART II
Item 5    Market for Registrant's Common Stock and Related Stockholder
            Matters...................................................     15
Item 6    Selected Financial Data.....................................     15
Item 7    Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................     17
Item 7a   Quantitative and Qualitative Disclosures about Market
            Risk......................................................     24
Item 8    Financial Statements and Supplemental Data..................     25
Item 9    Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................     53

PART III
Item 10   Directors and Executive Officers of the Registrant..........     54
Item 11   Executive Compensation......................................     56
Item 12   Security Ownership of Certain Beneficial Owners and
            Management................................................     59
Item 13   Certain Relationships and Related Transactions..............     60

PART IV
Item 14   Exhibits, Financial Statement Schedules and Reports on
            Form 8-K..................................................     61

                                     PART I

ITEM 1. BUSINESS

GENERAL

    AAF-McQuay Inc. (the "Company") is a leading worldwide manufacturer and marketer of commercial air conditioning and air filtration products and systems primarily for commercial, institutional and industrial customers. The Company believes that it is the leading global manufacturer of air filtration products for non-vehicular applications and is a major participant in the global commercial heating, ventilation, air conditioning and refrigeration ("HVAC&R") market. The Company maintains production facilities in nine countries and its products are sold in over 80 countries. The Company believes that its geographic and product diversification makes it less susceptible to an economic downturn in any particular market or region.

    In 1994, O.Y.L. Industries Berhad ("OYL"), a member of the Hong Leong Group Malaysia ("Hong Leong"), one of Malaysia's leading manufacturers and exporters of commercial and industrial air conditioners, refrigerators, freezers and electrical components, purchased all the outstanding stock of the Company for approximately $420 million, including the assumption of debt (the "OYL Acquisition"). As part of the funding, OYL made a cash investment of $170 million, applied both to purchase the prior owner's interest and to restructure the Company's debt. OYL is a subsidiary of Hume Industries Malaysia Berhad ("Hume"). Hume, like OYL, is a publicly traded Malaysian company controlled by Hong Leong. Mr. Quek Leng Chan is Hong Leong's controlling shareholder.

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

    The Company's Commercial Air Conditioning and Refrigeration Group engages in the manufacture, sale, service and distribution of HVAC&R equipment. Products include chillers, applied air handling systems, applied terminal systems, industrial refrigerators and freezers, service and parts. The Company's commercial air conditioning equipment is sold primarily under the McQuay-Registered Trademark- brand name and has been installed in many prominent facilities around the world, including the GTE Headquarters in Dallas, Texas, Motorola production facilities in the United Kingdom and Singapore, the Emirates Tower, U.A.E., the Jumerirah Beach Hotel, U.A.E., Kodak facilities in Ontario, Philips Semiconductor facilities in China, Taiwan and Singapore and the Jai Lie Building in Wuhan, China.

    The Company's Filtration Products Group engages in the manufacture, sale and distribution of air filtration products and systems, including air filtration equipment, air pollution control products and systems, machinery filtration and acoustic systems and replacement filters. The Company's products, including replacement filters, are sold globally under the AmericanAirFilter-Registered Trademark- and AAF-Registered Trademark- brand names and under private label. The Company's filtration products are sold worldwide to commercial, institutional and industrial customers as well as to retailers for residential use. The Filtration Products Group's largest customers include Shinwa Corporation, Wal-Mart Stores, Inc., Ace Hardware Corp., Asea Brown Boveri ("ABB"), Menard Cashway, and TRU*SERVE.

COMMERCIAL AIR CONDITIONING AND REFRIGERATION GROUP

    The Company, through the Commercial Air Conditioning and Refrigeration Group, is a worldwide leader in the design, manufacture, sale and service of HVAC&R equipment principally for the commercial, industrial and institutional markets. In the United States, the Company believes that its share of the commercial air conditioning market is approximately 10%. The Company's products are sold primarily under the widely recognized McQuay-Registered Trademark-brand name and services are marketed under the

McQuayService-SM- name. The Company's broad range of standard and custom products and services fulfill the HVAC&R requirements of most building types and sizes and offer multiple solutions to a variety of HVAC&R needs. The Company markets its commercial HVAC&R equipment principally to building contractors, architects, consulting engineers, building developers and building owners. In addition, the Company manufactures, sells, and services industrial refrigeration and freezing equipment under the J&E Hall brand names including J&E Hall-TM-, Hallmark-Registered Trademark-, Thermotank-Registered Trademark-, and Jackstone-Registered Trademark-. Principal customers for refrigeration products are in the food and beverage, chemical and naval and maritime industries. Three of the Company's facilities used to produce its air conditioning and refrigeration products have earned ISO 9001 certification and four facilities have earned ISO 9002 certification.

    The Company's Commercial Air Conditioning and Refrigeration products are divided among the following business units: (i) chiller products, (ii) applied air handling systems, (iii) applied terminal systems, and (iv) industrial refrigeration.

    CHILLER PRODUCTS. The Company's chiller products include centrifugal, screw, scroll and reciprocating chillers, condensing units and air-cooled condensers, all of which frequently contain state of the art control systems. These products are normally engineered and assembled to meet specific design criteria for a wide range of commercial, institutional and industrial applications. Typical applications include large square footage buildings which require integrated HVAC&R systems, served by chillers ranging in capacity from 10 to over 2,300 tons (the cooling capacity of air conditioning units is measured in tons; one ton being equivalent to 12,000 Btu/h and generally adequate to air condition approximately 350 to 500 square feet of space). The Company is also the only HVAC&R manufacturer to offer a broad line of dual compressor centrifugal chillers, which offer improved energy efficiency because of their unique part-load capability. The dual compressor centrifugal chiller provides the Company with additional competitive advantages by virtue of its small footprint, built-in redundancy, and its utilization of HFC-134a, a non-chloroflorocarbon refrigerant.

    Under the trade name McQuayService-SM-, the Company services both its own and its competitors' products and systems and provides start-up assistance, warranty support, full after market service, and chiller retrofit services. The Company's service operations are conducted primarily in North America through 20 field offices and employ approximately 300 personnel. In addition to providing a non-cyclical source of revenues, the Company's service business provides access to the growing replacement and retrofit markets.

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

    APPLIED TERMINAL SYSTEMS. Applied terminal systems consist of HVAC&R units that provide heating and cooling for a defined space on a "localized" basis. They include fan-coil units, water source heat pumps, packaged terminal air conditioners ("PTAC"), heat pumps, and unit ventilators. Capacities of individual units are less than 20 tons and typically include electronic controls. Typical applications include facilities where air conditioning is required on a "room-by-room" basis such as hotels/motels, condominiums, schools and office buildings. Within the United States, the Company believes that it is a leading manufacturer of water source heat pumps and unit ventilators. The large installed base is expected to provide significant replacement and service opportunities. The business unit has recently launched lean manufacturing initiatives intended to significantly reduce delivery-cycles and working capital.

    The Company globally serves its installed base by providing high value support services and original specification Certified McQuay Parts-TM-. The parts business also serves the broader HVAC&R replacement market through the distribution of PTAC equipment and replacement components under its Spectrum Parts-TM- banner. The Company provides value added customer service through e-commerce, electronic parts catalogs and industry leading order cycle times.

    INDUSTRIAL REFRIGERATION. The acquisition of J&E Hall in December 1995 expanded the Company's product offerings and also accelerated its development of the single screw compressors that both the Company and J&E Hall had been developing separately for several years. The Company believes that single screw chillers, rather than the twin screw chillers produced by a number of its competitors in the commercial HVAC&R markets, provide competitive advantages, including improvements in efficiency and cost, lower service requirements and noise reduction.

    J&E Hall sells and services industrial refrigeration and freezing equipment under several well known J&E Hall brand names, including J&E Hall-TM-, Hallmark-Registered Trademark-, Thermotank-Registered Trademark-, and Jackstone-Registered Trademark-. The principal customers for industrial refrigeration products are concentrated in the food and meat processing, dairy, brewing and beverage (soft and alcoholic), chemical, petrochemical, pharmaceutical, naval and merchant marine industries. The principal customers for industrial freezers are in the food industry generally and particularly the seafood industry. In fiscal year 1997, the Company acquired Coulstock & Place Engineering Co. Ltd., a motor rewind specialist providing support for the compressor business.

    Competition in the global industrial refrigeration and freezer business is fragmented and over the last two years, the industry has consolidated into a few global companies. Recognizing the consolidation within the industrial refrigeration and freezing industry, over capacity in the market place and strength of its trading currency (pound sterling), J&E Hall embarked on a major restructuring exercise in the beginning of fiscal year 2000, which will be completed by June 2001. The Company believes that these actions will strengthen the company and enable it to maintain its position as a leading UK provider of refrigeration solutions through its extensive network of 13 regional offices.

COMMERCIAL AIR CONDITIONING AND REFRIGERATION GROUP STRATEGIC PARTNERSHIPS.

    The Company, through its Commercial Air Conditioning and Refrigeration Group, has entered into selective strategic partnerships throughout the world to maximize its market penetration through enhancement of its manufacturing and distribution capabilities and further diversification of its product lines. The Company has formed partnerships with local companies in India, Japan, Hungary, Greece, Italy, Mexico, Puerto Rico and Spain. The Company has formed strategic partnerships in selected metropolitan markets to increase its market penetration in the domestic market, having already formed partnerships in Philadelphia, Pennsylvania, Atlanta, Georgia, and New York City, New York. In addition, the Company has established regional sales offices in Miami, Florida (to sell its products throughout Latin America), Beirut, Lebanon and Dubai, UAE and markets its products throughout Asia, including China, through manufacturing and sales joint ventures established by OYL.

FILTRATION PRODUCTS GROUP

    Within its Filtration Products Group, the Company has two principal businesses: replacement filters and environmental products. Replacement filters are sold to commercial and industrial building owners, contractors, retailers for residential applications, hospitals and computer chip manufacturers for clean room applications, locomotive and air conditioning original equipment manufacturers and railroad companies. The Company has marketed its replacement filters under the AmericanAirFilter-Registered Trademark- and AAF-Registered Trademark- brand names since the 1920's. The environmental products business has two major product areas: Air Pollution Control Products and Systems ("APC") and Machinery Filtration and Acoustical Systems ("MFAS") products. Environmental products are sold throughout the world for a wide variety of commercial, institutional and industrial applications. Three of the Company's facilities used to produce its air filtration products have earned ISO 9001 certification, and six facilities have earned ISO 9002 certification.

REPLACEMENT FILTER PRODUCTS

    The Company believes that it is one of the world's largest manufacturers and distributors of commercial, industrial and residential air filters, which are used to remove airborne contaminants from intake and conditioned air, for a wide variety of applications. The Company estimates its global and North American served market share in non-vehicular applications to be approximately 15% and 20%, respectively. The Company's filters, including replacement filters, are sold globally under the AmericanAirFilter-Registered Trademark- and AAF-Registered Trademark- brand names and under private label. The filters are designed to be used in all types of air filtration systems regardless of the original manufacturer.

    The Filtration Products Group's replacement filter products consist of a broad product line including: (i) standard filters and equipment for use in a wide range of commercial, institutional, industrial and residential settings;
(ii) custom-designed 99.9999%+ high-efficiency filters and equipment for "clean rooms" required by certain industries such as semiconductor manufacturers and health care; and (iii) specialty intake air filtration systems for locomotives and other niche applications.

ENVIRONMENTAL PRODUCTS

    AIR POLLUTION CONTROL PRODUCTS AND SYSTEMS. The Company's APC equipment is designed to improve atmospheric quality by removing airborne pollutants such as dust, mist and fumes from air exhaust streams. The Company's APC systems are sold primarily in Europe, Latin America and Asia and include design and construction services. The Company markets APC equipment to a broad range of industrial customers including the food, pharmaceutical, chemical, steel, cement, power generation, waste incineration, chemical and pulp and paper industries, as well as special market niches such as woodworking companies, welding shops and restaurants. The Company's APC equipment includes wet and dry scrubbers, cartridge and fabric filter collectors, electrostatic precipitators and dust and mist collection products. These products collect contaminants, recover materials from the manufacturing process and solve in-plant air quality problems. APC systems, offered by the Company, are integrated systems engineered to combine air pollution control equipment with peripheral equipment, ductwork and instrumentation to produce an integrated emission control process.

    MACHINERY FILTRATION AND ACOUSTICAL SYSTEMS. MFAS products and systems are designed to remove particulate contamination from air supplies to machines to reduce the performance inhibiting effects of corrosion, erosion and fouling. Acoustical systems are designed to protect the environment in which the machines are installed from excessive noise generated by the machines and their ancillary processes.

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

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS, AND DOMESTIC OPERATIONS AND
  EXPORT SALES

    See Note 16 "Segment Information" in the Notes to the Consolidated Financial Statements.

SALES AND DISTRIBUTION

    GENERAL. The Company has a diverse base of customers. No customer of the Commercial Air Conditioning and Refrigeration Group or the Filtration Products Group accounted for more than 10% of the Company's net sales of these products over the past three fiscal years.

    COMMERCIAL AIR CONDITIONING AND REFRIGERATION GROUP. The Company distributes its commercial HVAC&R equipment and systems in the United States and Canada through a network of approximately 120 independent manufacturers' representatives and joint ventures that sell on a commission basis. Replacement parts for HVAC&R equipment are sold through a network of 80 independent parts distributors and two Company-owned stores. Service products and contracts are sold through the Company's own sales force working from offices located throughout the United States and Canada. The Company distributes its commercial HVAC&R products and parts internationally through a combination of direct sales personnel, independent distributors and joint venture partners selling in over 80 countries throughout the world. Backlog for the Commercial Air Conditioning and Refrigeration Group at June 30, 2000 and 1999 was $124 and $134 million, respectively. The Company anticipates that substantially all of these orders will be filled in the next 12 months.

    FILTRATION PRODUCTS GROUP. The Company deploys separate sales forces and distribution channels to market its replacement filter and environmental products. The Company employs the industry's largest commercial replacement filter direct sales force, with approximately 160 factory sales people worldwide to market commercial replacement filters. Residential replacement filters are sold primarily in the United States through national retail stores, such as Wal-Mart Stores, Inc., Ace Hardware Corp., Menard Cashway and TRU*SERVE. Environmental products are sold through factory direct sales people, independent distributors, agents and joint venture partners. Backlog for the Filtration Products Group at June 30, 2000 and 1999 was $61 and $52 million, respectively. The Company anticipates that substantially all of these orders will be filled in the next 12 months.

MANUFACTURING

    COMMERCIAL AIR CONDITIONING AND REFRIGERATION GROUP. The Company's commercial HVAC&R products are manufactured in 7 factories in the United States, Italy, the United Kingdom, and Mexico. Subsequent to June 30, 2000, the Company announced its intention to close its HVAC&R manufacturing facility in Alabama. The Company's plans are to consolidate the production of applied air handling systems into one expanded operation at its Faribault, MN location for supply to the US market. The Company anticipates that its Scottsboro, Alabama facility will be closed by June 30, 2001. The Company's industrial refrigeration products are manufactured in five manufacturing facilities in the United Kingdom. See "Properties."

    FILTRATION PRODUCTS GROUP. In the Company's filter manufacturing business, fiberglass filtermedia is manufactured at 3 facilities located in the United States, Singapore and The Netherlands and then shipped to filter assembly facilities throughout Europe and North America from which finished products are then shipped to customers. Air filtration equipment and systems are manufactured at facilities that are geographically dispersed throughout the world including 12 locations for replacement filters and 3 locations for environmental products. See "Properties."

PURCHASING

    The principal component parts and materials purchased by the Company for use in its equipment and systems are compressors, electric motors, filter media, copper tubes, glass pellets and castings, all of which are readily available through multiple sources. No single supplier has accounted for more than 10% of the annual purchases by the Company of raw materials or component parts in any of the past three fiscal years. The Company believes it has contracts and commitments or readily available sources of supply sufficient to meet its anticipated raw material or key component requirements. The Company maintains alternate sources for key components where dependence upon a single supplier could have an adverse impact upon production to the extent that it is technologically and commercially feasible.

    The Company negotiates corporate-wide agreements with many of its major suppliers of purchased material. These agreements, which are typically from one to three years in length, are intended to increase the responsiveness of suppliers to the Company's needs and to provide the Company with assured sources of supplies at competitive prices and terms.

COMPETITION

    GENERAL. The commercial HVAC&R and air filtration business segments are highly competitive. In the commercial HVAC&R industry, the principal methods of competition are lead time, product performance, feature availability, energy efficiency, price, and service. In the refrigeration industry, competitive factors include price, quality and a vertically integrated approach of supplying products. In the air filtration business, participants generally compete on the basis of service, price, quality, reliability, efficiency, and conditions of sale and range of product offering. Certain portions of these markets are also very fragmented, both geographically and by product line. The Company believes its competitive position is strengthened in those international markets in which it has both a manufacturing and a marketing presence and that it has a competitive advantage through its affiliation with Hong Leong and OYL in gaining access to certain markets where barriers exist for non-local companies.

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

RESEARCH AND DEVELOPMENT

    The Company's research and development programs are involved in creating new products, enhancing and redesigning existing equipment and systems to reduce manufacturing costs and increasing product efficiency. The Company spent approximately $8.7, $8.9 and $10.0 million during its 2000, 1999, and 1998 fiscal years, respectively, for research and development.

    A significant focus of the Company's research and development efforts since 1988 has been to develop and extend its range of water-cooled and air-cooled chillers using advanced single screw compressor technology. The Company introduced its first single screw air conditioning product in 1994 and has continued to expand the product line and its application through fiscal 2000. J&E Hall has been marketing industrial refrigeration products using single screw compressor technology since 1978. The Company expects to further enhance single screw air conditioning product technology during fiscal year 2001. Single screw compressor technology will continue to be an important element of research and development programs in the Commercial Air Conditioning and Refrigeration Group.

    The Company has developed and is now producing the next generation of air handlers which is highly energy and sound efficient. The product is available in a variety of configurations and material options. The Company expects this family of products to meet the growing market for quiet, high quality air handlers.

    Additionally, the Company has recently introduced a new range of self supporting pleated air filters; a new range of cleaners; a new extended surface pleated filter that exceeds the standards proposed in ASHRAE 62-1989R (American Society of Heating, Refrigeration and Air Conditioning Engineers); a variety of replacement filters treated with antimicrobial agents that inhibit the growth of various microbial contaminants on the filter media; and a range of self-cleaning filters for gas turbines.

PATENTS AND TRADEMARKS

    The Company holds numerous patents related to the design and use of its equipment and systems that are considered important to the overall conduct of its business. The Company's policy is to maintain patent protection for as many of its new products as possible. The Company believes that certain of its patents are important to distinguish the Company's equipment and systems from those of its competitors; however, the Company does not consider any particular patent, or any groups of related patents, essential to its operations. The Company believes that its rights in its patents are adequately protected. In fiscal year 2000, the Filtration Products Group issued 8 patents related to filter media and filter design and construction.

    The Company owns several registered trademarks and operates under certain trade names that are important in the marketing of its products, including AmericanAirFilter-Registered Trademark-, AAF-Registered Trademark-, McQuay-Registered Trademark-, HermanNelson-Registered Trademark-, Thermotank-Registered Trademark-, Hallmark-Registered Trademark-, Jackstone-Registered Trademark- and Beth-Registered Trademark-. The Company believes that its rights to use tradenames and trademarks are adequately protected. The Company's trademarks have various terms and expirations. The Company's policy is to renew significant trademarks prior to the expiration of their current term.

EMPLOYEES

    As of June 30, 2000, the Company employed approximately 5,300 employees worldwide, with approximately 3,400 persons employed in the United States and 1,900 employed in non-U.S. locations. The Company has a total of seven labor union bargaining agreements, covering approximately 1,800 employees, of which three agreements, covering 640 employees, will expire in fiscal year 2001. The Company currently believes that it will be able to obtain new labor agreements without interruption of work when these agreements expire. The Company considers its relations with its employees to be good.

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

    In 1987, the United States became a signatory to the Montreal Protocol on Substances that Deplete the Ozone Layer. The Montreal Protocol has been amended several times since 1987, including in 1990 (the "London Amendments"), in 1992 (the "Copenhagen Amendments"), in 1997 (the "Montreal Amendments"), and in 1999 (the "Beijing Amendments"). Over 140 countries (including the United States) have ratified the Montreal Protocol and the London Amendments. More than 100 countries (including the United States) have also agreed to abide by the Montreal Protocol as amended by the Copenhagen Amendments. The United States has not yet ratified the Montreal and Beijing Amendments.

    Under the Montreal Protocol, as amended, the production and consumption (defined as production plus imports minus exports) of chlorofluorocarbons ("CFC") by participating industrialized countries is banned, with limited exceptions, as of January 1, 1996. Additionally, the Montreal Protocol places a cap on the consumption of hydrochlorofluorocarbons ("HCFC") beginning on January 1, 1996 and mandates a gradual phaseout culminating in 2020, for participating industrialized countries, with a ten-year service tail exemption allowing industrialized countries to supply old equipment with HCFCs during this period. In addition, certain countries, not including the United States, declared during December 1995 that they would take all appropriate measures to limit the use of HCFCs as soon as possible.

    The federal Clean Air Act Amendments of 1990 establish minimum statutory timetables for the phaseout of production and consumption of ozone-depleting chemicals in the United States, and authorize the EPA to establish regulatory timetables which meet or exceed those set forth in the Montreal Protocol, as amended. Pursuant to that authority, the EPA has adopted regulations mandating, among other things and with limited exceptions, (a) a total ban on the consumption of CFCs by January 1, 1996 (b) a prohibition on the consumption of HCFC-142b and HCFC-22 (a refrigerant used in some equipment manufactured by the Company) for new equipment manufactured on or after January 1, 2010, (c) a ban on consumption of HCFC-142b and HCFC-22 for use in any equipment beginning on January 1, 2020, and (d) a phaseout of other HCFCs commencing in 2015 and culminating on December 31, 2029.

    The manner in which the other signatories to the Montreal Protocol implement its requirements and regulate ozone-depleting refrigerants could differ from the approach and timetables adopted in the United States.

    With respect to the ban on consumption of CFCs (which began January 1, 1996), the Company was a leader in the industry in redesign of its large cooling capacity central station system HVAC&R equipment to utilize hydrofluorocarbon-134a ("HFC-134a"), a non-chlorinated refrigerant that is believed to be harmless to the ozone layer and is not scheduled for elimination pursuant to the Montreal Protocol.

    Substantially all major manufacturers of HVAC&R products, including the Company, produce HVAC&R equipment for smaller cooling capacity applications that utilize HCFC-22. The Company (and its competitors) must develop substitute refrigerants for use in HVAC&R products that currently use HCFC-22 prior to the phaseout of HCFC-22. Presently, the EPA has identified several refrigerants that it considers acceptable HCFC-22 substitutes for certain uses applicable to some of the Company's products. The Company is conducting a comprehensive program to introduce ozone friendly refrigerant for all products in the near future.

ITEM 2.  PROPERTIES

    A description of the Company's principal facilities with their approximate square feet of building space is summarized below. Unless otherwise specified below, the facilities are devoted to manufacturing:

              COMMERCIAL AIR CONDITIONING AND REFRIGERATION GROUP

LOCATION                           SQUARE FEET   LEASED/OWNED          PRINCIPAL FUNCTION
--------                           -----------   ------------   ---------------------------------
Plymouth, Minnesota..............    166,000     Owned          Applied Air Handling Systems
                                                                Business Unit administrative,
                                                                testing, and research and
                                                                development facility

Staunton, Virginia...............    665,000     Owned          Chiller products

Faribault, Minnesota.............    244,000     Owned          Applied air handling system
                                                                products

Auburn, New York.................    417,000     Owned          Applied terminal system products

Scottsboro, Alabama..............    270,000     Owned          Applied air handling system
                                                                products

Cecchina, Italy..................    246,000     Owned          Chiller products

Dayton, Ohio.....................    100,000     Leased         Parts distribution

Dartford, England................    105,000     Owned          Headquarters for manufacturing of
                                                                compressors, industrial
                                                                refrigeration packages and
                                                                contact plate freezers

Thetford, England................     33,000     Leased         Production of air-blast,
                                                                automatic plate and cryogenic
                                                                freezers

Derby, England...................     17,000     Leased         Spares distribution and
                                                                compressor remanufacturing
                                                                facility

Birkenhead, England..............      7,000     Owned          Compressor remanufacturing
                                                                facility

Doncaster, England...............      5,300     Owned          Motor rewinding facility
                                       7,900      Leased        Cabling facility

                           FILTRATION PRODUCTS GROUP

LOCATION                           SQUARE FEET   LEASED/OWNED          PRINCIPAL FUNCTION
--------                           -----------   ------------   ---------------------------------
Louisville, Kentucky.............     60,000     Leased         Global Filtration Products Group
                                                                Headquarters

Atlanta, Georgia.................    113,000     Leased         Replacement filters

Columbia, Missouri...............     58,000     Owned          Replacement filters
                                      35,000      Leased        Replacement filters

Hutchins, Texas..................    340,000     Owned          Replacement filters

Elizabethtown, Pennsylvania......    160,000     Leased         Replacement filters

Fayetteville, Arkansas...........    175,000     Owned          Replacement filters

Los Angeles, California..........     70,000     Leased         Replacement filters

Lebanon, Indiana.................    154,000     Leased         Replacement filters

Boucherville, Quebec.............     62,000     Owned          Replacement filters

Cramlington, England.............    160,000     Owned          Applied air handling systems and
                                                                environmental products

Linton, England..................     27,000     Owned          Replacement filters

Amsterdam, The Netherlands.......     16,000     Leased         Administrative Office

Emmen, The Netherlands...........     97,000     Owned          Replacement filters
                                      75,000      Leased        Replacement filters

Lubeck, Germany..................     19,000     Leased         Engineering office

Gasny, France....................    109,000     Owned          Environmental products

Ecoparc, France..................     46,000     Leased         Replacement filters

Vitoria, Spain...................     40,000     Owned          Environmental products

Singapore........................     41,000     Owned          Replacement filters

    In addition to the properties above, the Company also leases numerous facilities worldwide for use as sales and service offices, regional warehouses and distribution centers. The Company also leases 11,000 square feet for its Corporate headquarters in Louisville, Kentucky.

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

    In 1988, the California Department of Health Services issued a Remedial Action Order naming the Company and others as respondents in connection with soil and groundwater contamination in the vicinity of a manufacturing facility located in Visalia, California. The facility had been owned and operated by the Company's predecessor from 1961 to 1973. The Company entered into a settlement agreement with the other respondents under which the Company, among other things, agreed to be solely responsible for the remaining cleanup of the site. Further, the Company has settled or exhausted its remedies against all of its insurance carriers and expects no additional recoveries with respect to this site.

    On April 20, 1989, the Company and the North Carolina Department of Environment, Health and Natural Resources ("DEHNR") entered into an Administrative Order of Consent (the "Order"), concerning cleanup activities at the Company's former facility located in Wilmington, North Carolina. The Order pertained to the remediation of two separate accidental trichloroethane spills, which occurred at this facility on November 18, 1983, and on July 24, 1987. The Order provided that the area of residual contamination at the site is a hazardous waste management unit subject to closure requirements under RCRA. This Order was later vacated at the request of the Company. The Company continues its remediation of this site in cooperation with the DEHNR without a consent order. Pursuant to the terms of the sales agreement between the Company and the current owner of the site, the Company is obligated to undertake remediation of the site at its sole expense. The Company has settled or exhausted its remedies against all of its insurance companies and expects no additional recoveries with respect to this site.

    In March 1994, contamination was found in wetlands, soil and groundwater at the Company's Scottsboro, Alabama, manufacturing facility. The Company purchased the facility from Halstead Industries in 1984. The Alabama Department of Environmental Management has required investigation and cleanup. The Company made a claim for indemnification from Halstead Industries, which it has settled for $200,000. Further, over the past two years the Company has settled all of its claims against its insurance companies with regard to this site for an aggregate $1,000,000. The Company expects no additional recoveries with respect to this site.

    In addition, the Company has discovered contaminants in the soil and/or groundwater at certain of its other manufacturing facilities. Based on estimates prepared by the Company's environmental consultants, the Company currently estimates that expenditures for remediation of all sites described above will be approximately $15.0 million in the aggregate. The Company has settled or exhausted its remedies against all of its insurance companies and any third parties, and expects no additional recoveries, with respect to all but one of these sites.

    Along with multiple other parties, the Company has been identified as a potentially responsible party under CERCLA and analogous state laws at numerous other sites, usually as a generator of wastes, which were disposed of at the site. While CERCLA imposes joint and several liability on responsible parties, liability at each site is likely to be apportioned among such parties. However, the

Company does not believe that its potential liability at these sites will have a material adverse effect on the Company's financial condition or results of operations.

MISCELLANEOUS

    The Company is involved in various other lawsuits arising out of the conduct of its business. The Company believes that the outcome of any such pending claims or proceedings will not have a material adverse effect upon its business or financial condition. The Company maintains various insurance policies regarding many of such matters, including general liability and property damage insurance, as well as product liability, workers' compensation and other policies, which it believes provide adequate coverage for its operations. See
Note 15 to the Consolidated Financial Statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On April 24, 2000, OYL, the Company's sole shareholder, elected the following persons as members of the Board of Directors of the Company to serve until the next annual meeting of the stockholder: Quek Leng Chan, Ho Nyuk Choy, Roger Tan Kim Hock, Liu Wan Min, and Gerald L. Boehrs.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    The Company's common stock is owned by a single shareholder, OYL. There is no public trading market for the Company's common stock.

ITEM 6.  SELECTED FINANCIAL DATA

    The following table sets forth selected consolidated historical financial data of the Company for the fiscal years ended June 30, 1996, 1997, 1998, 1999, and 2000. The Company's fiscal year ends on the Saturday closest to June 30. For clarity of presentation in the consolidated financial statements, all fiscal years are shown to begin on July 1 and end on June 30.

    The table should be read in conjunction with Item 7--"Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and the related Notes included herein.

SELECTED FINANCIAL DATA

                                                                            YEARS ENDED JUNE 30,
                                                            ----------------------------------------------------
                                                              1996       1997       1998       1999       2000
                                                            --------   --------   --------   --------   --------
                                                                           (DOLLARS IN THOUSANDS)
INCOME STATEMENT DATA:
  Net sales...............................................  $901,395   $947,933   $965,749   $924,028   $867,704
  Cost of sales...........................................   646,561    697,294    709,639    691,222    641,346
                                                            --------   --------   --------   --------   --------
  Gross profit............................................   254,834    250,639    256,110    232,806    226,358
  Operating expenses......................................   199,550    212,741    224,833    216,669    196,662
  Restructuring expenses..................................        --         --      7,578      5,170      3,493
                                                            --------   --------   --------   --------   --------
  Operating income........................................    55,284     37,898     23,699     10,967     26,203
  Interest expense, net...................................    24,957     25,961     25,131     23,975     21,627
  Other (income) expense, net.............................    (3,219)       616     (6,454)    (5,324)     1,566
                                                            --------   --------   --------   --------   --------
  Income (loss) before income taxes and extraordinary
    item..................................................    33,546     11,321      5,022     (7,684)     3,010
  Income taxes............................................    18,099      6,283      3,791     (1,444)     2,647
  Minority interest earnings..............................        --        476        215        286        261
                                                            --------   --------   --------   --------   --------
  Income (loss) before extraordinary item.................    15,447      4,562      1,016     (6,526)       102
  Extraordinary item......................................    (1,635)(a)       --       --         --         --
                                                            --------   --------   --------   --------   --------
  Net income (loss).......................................  $ 13,812   $  4,562   $  1,016   $ (6,526)  $    102
                                                            ========   ========   ========   ========   ========
BALANCE SHEET DATA
  (end of period):
  Working capital.........................................  $ 88,868   $ 82,174   $ 59,119   $ 42,034   $ 61,144
  Total assets............................................   806,579    810,294    795,933    755,195    685,400
  Total debt..............................................   302,907    287,824    265,876    266,419    218,854
  Stockholder's equity....................................   195,539    198,193    196,661    186,428    183,508
OTHER DATA:
  EBITDA(b)...............................................  $ 82,677   $ 62,373   $ 56,884   $ 45,104   $ 54,733
  EBITDA margin...........................................       9.2%       6.6%       5.9%       4.8%       6.3%
  Depreciation and amortization...........................  $ 25,809   $ 25,567   $ 26,946   $ 29,099     30,356
  Capital expenditures....................................    14,765     15,941     23,922     19,514      7,881
  Net cash provided by (used in)
    Operating activities..................................    27,962     26,223     27,456     18,362     47,643
    Investing activities..................................   (49,668)   (21,285)    (6,789)   (19,514)     5,115
    Financing activities..................................    27,075    (15,083)   (21,948)       544    (48,981)

                 FOOTNOTES TO TABLE OF SELECTED FINANCIAL DATA

    (a) During the year ended June 30, 1996 the Company completed a refinancing of its debt. As part of this refinancing the Company used some of the proceeds from the offering to repay long-term debt. As a result, the Company recorded an extraordinary item of $1.6 million ($2.7 net of $1.1 million tax benefit) relating to unamortized debt issuance cost.

    (b) EBITDA represents income (loss) before extraordinary item, cumulative effect of accounting change, interest expense, income tax expense, and depreciation and amortization. The Company has included information concerning EBITDA as it is relevant for debt covenant analysis and because certain investors use it as a measure of the Company's ability to service its debt. EBITDA should not be used as an alternative to, or be construed as more meaningful than, operating income or cash flow from operations as an indicator of the operating performance of the Company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    The following should be read in conjunction with Item 6--"Selected Financial Data" and the Consolidated Financial Statements and the Notes thereto.

2000 COMPARED TO 1999

    Consolidated net sales were $867.7 million for the fiscal year ended
June 30, 2000 compared to $924.0 million for the prior year, a decrease of $56.3 million. The primary reason for the decrease is the sale of the Company's commercial air conditioning operation in France in October 1999 which was the cause of $40.8 million of the year over year decrease. Also, the Company estimates that $16.4 million of the decrease was attributable to having one less week of sales in the fiscal year 2000 as compared to fiscal year 1999. Excluding these two non-recurring items, sales increased $0.9 million or 0.1% compared to the prior year. Income from operations was $26.2 million or 3.0% of sales compared to $11.0 million or 1.2% of net sales for the fiscal years 2000 and 1999, respectively. Gross margin increased year over year from 25.2% of net sales to 26.1% driven by improved manufacturing productivity and material cost reduction programs. Selling, general and administrative expenses as a percent of net sales decreased from 22.2% to 21.4%, for the fiscal years 2000 and 1999, respectively primarily as a result of lower warranty expenses.

COMMERCIAL AIR CONDITIONING AND REFRIGERATION GROUP

    Net sales for the Commercial Air Conditioning and Refrigeration segment were $540.9 million in fiscal 2000 compared to $598.6 million in fiscal 1999, a decrease of $57.7 million. The sale of the operation in France in October 1999 attributed to $40.8 million of the decrease with another estimated
$10.3 million due to one less week of sales in fiscal year 2000 as compared to fiscal year 1999. Excluding these two non-recurring items, sales decreased 1.2% year over year primarily due to the product rationalization program in the North American applied terminal systems business unit and the unfavorable currency trends on translating European sales activity.

    North American net sales decreased approximately 1.9% excluding the estimated impact of one less week of sales in fiscal 2000 reporting period compared to fiscal 1999. This decrease was primarily due to the applied terminal systems business unit where sales decreased 11.1% as a result of the market reaction to the product rationalization program introduced during fiscal year 1999. Chiller product net sales for fiscal 2000 decreased 8.5% from fiscal 1999. This decrease was primarily the result of the restructuring of the chiller business unit implemented in the prior year. The sales decreases in the chiller products and applied terminal systems business units were partially offset by net sales increases in the applied air handling and parts business units. The parts business unit increased sales by 17.0% year over year as a result of strong demand for replacement parts while sales increased 4.6% in the applied air handling business unit due to strong demand for air handling and self contained units.

    International net sales in fiscal year 2000 decreased 0.2%, excluding the impact of the sale of the operation in France and the estimated impact of one less week of sales, from fiscal 1999 primarily due to the ongoing restructuring in the industrial refrigeration business in the United Kingdom where the Company has begun exiting from certain non-core business and the impact of unfavorable currency trends on translating European sales activity. Excluding the industrial refrigeration business and unfavorable currency impact of approximately
$4.9 million, net sales in fiscal 2000 increased 23.6% from fiscal 1999 primarily due to strong chiller demand in Italy and the United Kingdom and further penetration into Middle East markets.

    Backlog for the Commercial Air Conditioning and Refrigeration Group was $124 million as compared to $134 million at June 30, 2000 and 1999, respectively. The decrease in backlog was primarily attributable to the sale of the commercial air conditioning operation in France and also the market reaction to the applied terminal systems product rationalization program introduced in fiscal 1999.

    Operating income excluding amortization and restructuring was $13.0 million, or 2.4% of net sales, in fiscal 2000 as compared to $2.0 million, or 0.3% of net sales, in fiscal 1999. The gross margin rate increased by 1.0 percentage point from the prior year rate primarily due to improved manufacturing productivity in the North American plants. Selling, general and administrative expenses as a percent of sales decreased
1.5 percentage points with the majority of the improvement resulting from lower warranty expenses in North America related to favorable experience compared to the prior year.

FILTRATION PRODUCTS GROUP

    Net Sales for the Filtration Products segment were $328.6 million in fiscal 2000, a decrease of $5.5 million from the net sales of $334.1 million in fiscal 1999. Excluding the estimated impact of the additional week in fiscal 1999, net sales increased approximately 0.2% year over year.

    Domestic operations net sales increased 1.5% in fiscal 2000 compared to fiscal 1999. The growth was primarily attributable to a strengthened clean room market. International sales volume decreased 0.8% from fiscal 1999 due to sales volumes increases in Latin America and Asia offset by unfavorable European results. Latin American sales increased 96.4% compared to fiscal 1999 as the result of certain large air pollution control system projects during fiscal 2000, while Asia net sales increased 4.9% versus the prior year primarily due to improving market conditions. Net sales for Europe decreased 6.5% primarily due to the impact of the unfavorable currency trends on translating European sales activity which represented an estimated $12.2 million decrease in net sales. Excluding the unfavorable currency impact, net sales for Europe increased 1.7%.

    Operating income excluding amortization and restructuring was $28.0 million in fiscal year 2000, an increase of $4.8 million or 20.6%, from $23.2 million for fiscal year 1999. Operating income excluding amortization and restructuring as a percent of sales increased from 7.0% in fiscal 1999 to 8.5% in fiscal 2000. Gross margins increased to 29.0% from 27.8% as a percentage of net sales for the fiscal years 2000 and 1999, respectively. The increase in gross margin percentage was primarily attributable to material cost reduction programs in the replacement filter products business globally. Selling, general and administrative expenses as a percentage of sales decreased 0.5 percentage points in fiscal year 2000 from fiscal year 1999, primarily due to continued management focus in reducing overhead expenses throughout the Company.

NON-OPERATING EXPENSES

    Interest expense was $21.6 million for fiscal year 2000 compared to $24.0 million for fiscal year 1999. The decrease in interest expense is primarily due to the reduced borrowing levels from the favorable net cash from operating and investing activities during fiscal 2000. During fiscal years 2000 and 1999, the Company had net other (income) expense of $1.6 million and $(5.3) million, respectively. The increase in expense in fiscal year 2000 is primarily related to events that occurred in the first quarters of fiscal years 2000 and 1999. In the first quarter of fiscal year 2000, the Company accrued a $1.3 million loss related to the sale of the commercial air conditioning operation in France, which was completed in October 1999. In the first quarter of fiscal year 1999, the Company recognized $2.9 million in other income as a result of favorable developments in the IRS audit and the tax indemnification settlement with former shareholders of the Company. The Company also recorded a $1.5 million gain related to the termination of a pension plan in Canada. The remaining components of other income and expenses primarily result from foreign currency and equity affiliate transactions.

    The provision for income taxes was $2.6 million and the effective tax rate was 87.9% for fiscal year 2000 compared to a benefit of $1.4 million and an effective tax rate of (18.8)% for fiscal year 1999.

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

    North American net sales decreased 4.4% in fiscal year 1999, or 2.7% excluding the industrial fan business compared to fiscal year 1998. This sales decrease resulted primarily from decreased sales in the chiller products and applied terminal systems business units. Chiller product net sales decreased 18.5% in fiscal year 1999 versus fiscal year 1998 primarily as a result of decreased centrifugal and screw chiller sales to export markets, especially the Asian market. Management expects export sales to the Asian market to remain slow due to the weak economic condition being experienced in the Asian region. Applied terminal systems net sales decreased 11.7% in fiscal year 1999 as compared to fiscal year 1998 and are attributable primarily to product rationalization in North America and a related market reaction as a result of the changes in product offerings. The sales decreases in the chiller products and applied terminal systems business units were partially offset by net sales increases in the applied air handling systems and service and parts business units. Applied air handling systems net sales increased 25.9% for the fiscal year 1999 versus fiscal year 1998. Market demand for the rooftop, self contained and new air handling products continued to grow throughout fiscal year 1999. The service and parts business unit had net sales increases of 4.6% for fiscal year 1999 as compared to fiscal year 1998 as a result of strong demand for replacement parts.

    International net sales for the group increased slightly at 1.0% for fiscal year 1999 versus fiscal year 1998. Strong chiller sales in the European markets, increased market demand in the Middle East and increased volume from the sales office in Dubai were partially offset by reduced sales volume in the industrial refrigeration business in the United Kingdom. The reduced sales volume in the industrial refrigeration business results primarily from two large contracts completed in fiscal year 1998 not repeated in fiscal year 1999. Backlog for the Commercial Air Conditioning and Refrigeration Group was $134 million as compared to $139 million at June 30, 1999 and 1998, respectively. Product rationalization and a related market reaction, as a result of the changes in product offerings, primarily attributed to the decrease in backlog year over year.

    Operating income excluding amortization and restructuring was $2.0 million, or 0.3% of net sales, in fiscal year 1999 as compared to $23.7 million, or 3.8% of net sales in fiscal year 1998. This decrease of $21.7 million partially results from the unfavorable overhead absorption impact of the reduced sales volume activity. The gross margin rate decreased
2.4 percentage points from the prior year rate due to unfavorable manufacturing variances and unfavorable absorption related to lower sales volume. Price increases and favorable product mix in applied air handling products partially offset these decreases. Excluding restructuring and amortization expenses, operating expenses as a percentage of sales increased 1.6-percentage points in fiscal year 1999 compared to fiscal year 1998. This increase is primarily attributable to warranty expenses related to new product introductions and a discontinued product line in the chiller business. Additionally, increases in commission expenses as a result of changes in distribution pricing for terminal and chiller products and increased logistics expenses in the chiller business have contributed to the increase in operating expenses.

FILTRATION PRODUCTS GROUP

    Net sales for the Filtration Products segment were $334.1 million in fiscal year 1999, a decrease of $24.7 million, or 6.9%, from $358.8 million in fiscal year 1998. Domestic and international markets experienced net sales decreases due the reorganization of the environmental products business and soft market conditions throughout the international regions.

    Domestic operations net sales decreased 6.3% in fiscal year 1999 versus fiscal year 1998. The decreases in net sales primarily result from the restructuring of the environmental product group to focus on core product lines, a weakened clean room market and reduced volume in the automotive market. These decreases were partially offset by increased sales volume in the air filtration retail business as a result of favorable weather conditions. International net sales for fiscal year 1999 decreased 7.1% from fiscal year 1998 net sales volume. European net sales decreased 3.3% as a result of reduced air pollution projects in fiscal year 1999 partially offset by increased air filtration product volume in the European markets. Asian net sales decreased 17.7% from the prior year due to the weakened economic market condition being experienced in the Asian region. Additionally, two large MFAS projects in Singapore during the fourth quarter of fiscal year 1998 were not repeated during fiscal year 1999. Latin American net sales decreased 31.6% year over year primarily as a result of the slowdown in the Mexican economy during fiscal year 1999.

    Operating income excluding amortization and restructuring was $23.2 million in fiscal year 1999, an increase of $4.1 million, or 21.4%, from $19.1 million for the fiscal year 1998. Operating income, excluding amortization and restructuring, as a percent of sales increased from 5.3% in 1998 to 7.0% in 1999. Gross margins increased to 27.8% from 27.7% as a percentage of sales for the fiscal years 1999 and 1998, respectively. Operating expenses excluding amortization and restructuring decreased 13.1% in fiscal year 1999 from fiscal year 1998. This decrease results from the reorganization of the environmental products business in fiscal year 1998, the restructuring efforts of the Filtration Products Group in fiscal year 1999 and reduced sales volume.

NON-OPERATING EXPENSES

    Interest expense was $24.0 million for the fiscal year ended June 30, 1999 versus $25.1 million for the fiscal year ended June 30, 1998. The decrease in interest expense results from reduced borrowing levels with proceeds from the sale of the industrial fans business in the first half of fiscal year 1998 and the capitalization of interest on the information technology enhancement project. During fiscal years 1999 and 1998, the Company had net other income of $5.3 and $6.5 million, respectively. In the first quarter of fiscal year 1999, the Company recorded $2.9 million in other income as a result of favorable developments in the IRS audit and tax indemnification settlement with former shareholders of the Company as described in Note 14. Additionally, a $1.5 million gain related to the termination of a pension plan in Canada was recorded in the first quarter of fiscal year 1999. Also, the Company recognized $0.8 million in expenses in the third quarter of fiscal year 1999 related to the potential sale of the Company. In fiscal year 1998, the Company recognized a gain of $6.6 million on the sale of the industrial fan business during the second quarter. Other expenses, which result from foreign currency and equity affiliate transactions, were not material for fiscal years 1999 or 1998.

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

SALE OF BUSINESSES AND RESTRUCTURING

    On an on-going basis the Company seeks to evaluate its various businesses and product lines with the objective of enhancing shareholder value. Consistent with this strategy, the Company intends to pursue global business opportunities that are synergistic with the Company's core business or exit low value-added and non-synergistic operations.

    In October 1999, the Company sold its commercial air conditioning and refrigeration business in France for $13.0 million. During fiscal year 1998, the Company entered into an agreement to sell the net assets of the industrial fan business. The sale transaction was completed during the second quarter of fiscal year 1998 with sales proceeds of $17.1 million.

    The Company also seeks to identify opportunities to improve its cost structure on an on-going basis. These opportunities may involve the elimination of certain positions or the closure of manufacturing facilities. As more fully described in Note 9 to the Consolidated Financial Statements, the Company recognized restructuring charges of $3.5, $5.2, and $7.6 million during fiscal years 2000, 1999, and 1998, respectively. These restructuring charges relate to actions that have been implemented in both the Commercial Air Conditioning and Refrigeration and Filtration Products groups.

    The Company approved and commenced additional restructuring actions in its Commercial Air Conditioning and Refrigeration Group and Filtration Products Group after June 30, 2000. During the first quarter of fiscal 2001, the Company announced its intention to close its manufacturing facility in Scottsboro, Alabama. Related to this closure, the Company plans to record a restructuring reserve of approximately $2.0 million in the first quarter of fiscal year 2001. This charge represents primarily severance accruals related to the elimination of approximately 330 employees. In addition, in the first quarter of fiscal 2001 the Company will recognize severance accruals approximating $1.1 million related to the elimination of approximately 20 employees in the Commercial Air Conditioning and Refrigeration Group in the United Kingdom and approximately 10 employees in the Filtration Products Group in Germany.

    The Company continues to identify and evaluate other opportunities to improve its cost structure and may recognize additional restructuring charges in fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES

    Cash generated from operating activities and supplemented when necessary by short-term credit facilities provides the Company's liquidity needs. For the year ended June 30, 2000, net cash provided by operating activities was $47.6 million as compared to a generation of $18.4 million for the year ended June 30, 1999. For the fiscal year ended June 30, 2000 net cash provided by investing activities was $5.1 million which is comprised of proceeds from the sale of the Company's commercial air conditioning business in France for $13.0 million, reduced by capital expenditures of $7.9 million. Capital spending for the fiscal year ended June 30, 2000 was reduced from the prior years due to the completion in September 1999 of the information technology enhancement project, which began in 1998. See "Year 2000" for further discussion.

    On September 30, 1999, the Company refinanced its Bank Credit Agreement with a New Term Loan of $30 million and a New Revolving Credit Facility of
$90 million ("New Bank Credit Agreement"). The New Bank Credit Agreement has a three-year term, was used to retire all obligations under the previous Bank Agreement and is designed to provide added flexibility and borrowing availability. The New Bank Credit Agreement also provides favorable interest rates and fees compared to the previous Bank Credit Agreement. At June 30, 2000, the Company had borrowed $31.9 million under the New Revolving Credit Facility, $6.0 million in letters of credit were issued and outstanding, and the Company had remaining borrowing availability of $52.1 million.

    Total net payments on long term debt for the year ended June 30, 2000 was $17.9 million which is a result of new borrowing under the New Term Loan of $30.0 million, repayment of the balance on the previous Bank Term Loan of $37.3 million, and other long term debt payments of $10.6 million. Cash of $29.7 million was used to reduce borrowings under short term borrowing arrangements during the year ended June 30, 2000. Total debt of the Company was reduced from $266.4 million at June 30, 1999 to $218.9 million at June 30, 2000.

    The Company had secured certain letter of credit facilities totaling
$13.5 million that were supported by letters of credit from OYL, the Company's parent, with $10.0 million in outstanding usage at June 30, 1999. The commitments made under these facilities expired in March 2000. The related letter of credit requirements were transferred over to the New Bank Revolving Credit Facility.

    J&E Hall Limited, a wholly owned, U.K. based subsidiary of the Company, has a short-term credit facility supported by a letter of credit from OYL. Borrowings under this facility totaled $24.1 and $25.3 million at June 30, 2000 and 1999, respectively. This arrangement expires in September 2000, but may be extended annually for successive one-year periods with the consent of OYL and the banks providing the facilities.

    In October 1999, the Company sold its commercial air conditioning and refrigeration business in France for $13.0 million with the proceeds being used to reduce debt. During fiscal year 1998, the Company entered into an agreement to sell the net assets of the industrial fan business. The sale transaction was completed during the second quarter of fiscal year 1998 with sales proceeds of $17.1 million being used to reduce debt.

    Planned capital expenditures are approximately $15 million for the year ending June 30, 2001 and approximately $14 million for the year ending June 30, 2002.

    The ongoing costs of compliance with existing environmental laws and regulations and the estimated costs to clean up and monitor existing contaminated sites is not expected to have a material adverse effect on the Company's capital expenditures or financial position. See "Legal Proceedings" and Note 15 to the Consolidated Financial Statements.

    The Company has manufacturing facilities and sells products in various countries around the world. As a result, the Company is exposed to movements in exchange rates of various currencies against the U.S. dollar. Management's response to currency movements varies (e.g., changes in pricing actions, changes in cost structures and changes in hedging strategy). Currently, the Company enters into short-term forward exchange contracts to hedge its exposure to currency fluctuations affecting certain foreign currency denominated trade payables and certain intercompany debt of its foreign subsidiaries. The Company will continue to report from time to time, fluctuations in both earnings and equity due to foreign exchange movements since it is not cost-effective to establish a hedging strategy that eliminates all risks.

    Management believes, based upon current levels of operations and forecasted earnings, that cash flows from operations, together with borrowings under the New Bank Credit Agreement and other short-term credit facilities, will be adequate to make payments of principal and interest on debt, to permit anticipated capital expenditures and to fund working capital requirements and other cash needs.

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

YEAR 2000

    The Company experienced no significant disruptions in critical information technology and non-information technology systems related to the Year 2000 and believes it successfully responded to the Year 2000 date change. The Company incurred charges of approximately $27 million during the 1996 through 1999 time period in connection with remediating its systems. This spending was almost entirely for new ERP systems that resolved Year 2000 issues and increased the Company's system capabilities. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its critical computer applications throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

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

FORWARD-LOOKING STATEMENTS

    When used in this report by management of the Company, from time to time, the words "believes," "anticipates," and "expects" and similar expressions are intended to identify forward-looking statements that involve certain risks and uncertainties. A variety of factors could cause actual results to differ materially from those anticipated in the Company's forward-looking statements, some of which include risk factors previously discussed in this and other SEC reports filed by the Company. These risk factors include, but are not limited to, general economic conditions, environmental laws and regulations, the weakening Asian and Latin American markets, unforeseen competitive pressures, warranty expenses, market acceptance of new products, unseasonably cool spring or summer weather, a slow down in the chiller market, the inability to meet debt covenants, unforeseen difficulties in maintaining mutually beneficial relationships with strategic initiatives partners, the Year 2000 issue, and the results of restructuring activities. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date thereof. The Company undertakes no obligation to publicly release the results of any events or circumstances after the date hereof to reflect the occurrence of unanticipated events.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    The Company's earnings are affected by fluctuations in the value of the U.S. dollar, as compared to foreign currencies, as a result of transactions in foreign markets. At June 30, 2000, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company's transactions are denominated would result in a decrease in operating income of approximately $0.5 million for the year ending June 30, 2000. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales, changes in exchange rates also affect the volume of sales or the foreign currency sales price as competitors' services become more or less attractive. The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

    In January 2000, the Company entered into an interest rate swap transaction whereby the Company receives a fixed rate and pays a floating rate on the basis of 3-month LIBOR. The January 2000 swap has a three-year term and a notional amount of $30 million and effectively converts a portion of the Company's fixed rate borrowings to a floating rate. Total short-term and long-term debt outstanding at June 30, 2000 was $218.9 million, consisting of $111.6 million in variable rate borrowing and $107.3 million in fixed rate borrowing, after factoring in the $30.0 million swap. At this level of variable rate borrowing, a hypothetical 10% increase in interest rates would decrease pre-tax current year earnings by approximately $1.0 million for the year ended June 30, 2000. At
June 30, 2000, the fair value of the Company's fixed rate debt outstanding was estimated at $94.8 million using quoted market price. A hypothetical 10% change in interest rates would not result in a material change in the fair value of the Company's fixed rate debt.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE IN THIS REPORT
                                                              -------------------
Financial Statements

Report of the Independent Auditors..........................          26

Consolidated Balance Sheets--as of June 30, 2000 and 1999...          27

Consolidated Statements of Operations--Years ended June 30,
  2000, 1999 and 1998.......................................          28

Consolidated Statements of Cash Flows--Years ended June 30,
  2000, 1999 and 1998.......................................          29

Consolidated Statements of Stockholder's Equity--Years ended
  June 30, 2000, 1999 and 1998..............................          30

Consolidated Statements of Comprehensive Income--Years ended
  June 30, 2000, 1999 and 1998..............................          31

Schedule II--Report of the Independent Auditors Valuation
  and Qualifying Accounts and Reserves--Years ended June 30,
  2000, 1999 and 1998.......................................          53

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholder
AAF-McQuay Inc.

    We have audited the accompanying consolidated balance sheets of AAF-McQuay Inc. and subsidiaries as of June 30, 2000 and 1999, and the related consolidated statements of operations, cash flows, stockholder's equity and comprehensive income for each of the three years in the period ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AAF-McQuay Inc. and subsidiaries at June 30, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States.

                                          [LOGO]

Baltimore, Maryland
August 10, 2000

                        AAF-MCQUAY INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   JUNE 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                           ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 11,522   $  9,168
  Accounts receivable.......................................   204,523    227,844
  Inventories...............................................   103,835    118,163
  Other current assets......................................     8,216      6,754
                                                              --------   --------
    Total current assets....................................   328,096    361,929

Property, plant and equipment, net..........................   124,998    145,086
Cost in excess of net assets acquired and other identifiable
  intangibles, net..........................................   214,311    228,906
Other assets and deferred charges...........................    17,995     19,274
                                                              --------   --------
    Total assets............................................  $685,400   $755,195
                                                              ========   ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings.....................................  $ 57,859   $ 87,602
  Current maturities of long-term debt......................     7,319     14,495
  Accounts payable, trade...................................   105,637    115,986
  Accrued warranty..........................................    18,743     18,604
  Accrued employee compensation.............................    29,784     34,834
  Other accrued liabilities.................................    47,610     48,374
                                                              --------   --------
    Total current liabilities...............................   266,952    319,895

Long-term debt..............................................   153,676    164,322
Deferred income taxes.......................................    34,911     34,676
Other liabilities...........................................    46,353     49,874
                                                              --------   --------
    Total liabilities.......................................   501,892    568,767

Stockholder's equity:
  Preferred stock ($1 par value; 1,000 shares authorized,
    none issued)............................................        --         --
  Common stock ($100 par value; 8,000 shares authorized,
    2,497 shares issued and outstanding)....................       250        250
  Additional paid-in capital................................   179,915    179,915
  Retained earnings.........................................    17,864     17,762
  Accumulated other comprehensive income (loss).............   (14,521)   (11,499)
                                                              --------   --------
    Total stockholder's equity..............................   183,508    186,428
                                                              --------   --------
Total liabilities and stockholder's equity..................  $685,400   $755,195
                                                              ========   ========

                 See Notes to Consolidated Financial Statements

                        AAF-MCQUAY INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                             (DOLLARS IN THOUSANDS)

                                                                   YEARS ENDED JUNE 30,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Net sales...................................................  $867,704   $924,028   $965,749
Cost of sales...............................................   641,346    691,222    709,639
                                                              --------   --------   --------
Gross profit................................................   226,358    232,806    256,110

Operating expenses:
  Selling, general and administrative.......................   185,512    205,299    213,176
  Amortization of intangible assets.........................    11,150     11,370     11,657
  Restructuring charges.....................................     3,493      5,170      7,578
                                                              --------   --------   --------
                                                               200,155    221,839    232,411
                                                              --------   --------   --------
Income from operations......................................    26,203     10,967     23,699
Interest expense, net.......................................    21,627     23,975     25,131
Other (income) expense, net.................................     1,566     (5,324)    (6,454)
                                                              --------   --------   --------
Income (loss) before income taxes...........................     3,010     (7,684)     5,022
Provision for income taxes..................................     2,647     (1,444)     3,791
Minority interest in earnings...............................       261        286        215
                                                              --------   --------   --------
Net income (loss)...........................................  $    102   $ (6,526)  $  1,016
                                                              ========   ========   ========

                 See Notes to Consolidated Financial Statements

                        AAF-MCQUAY INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                                   YEARS ENDED JUNE 30,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Cash flows from operating activities:
  Net income (loss).........................................  $    102   $ (6,526)  $  1,016
  Adjustments to reconcile to cash from operating
    activities:
  Restructuring charges.....................................     3,493      5,170      7,578
  Depreciation and amortization.............................    30,356     29,099     26,946
  Foreign currency transaction (gains) losses...............        25       (738)       385
  Loss (gain) on the sale of business.......................     1,331         --     (6,626)
  Deferred income taxes.....................................       943     (4,417)    (3,861)
  Changes in operating assets and liabilities:
    Accounts receivable.....................................     6,823     10,769     (5,208)
    Inventories.............................................     9,225      5,685        344
    Other assets/liabilities, net...........................    (2,178)    (3,236)       244
    Accounts payable and other accrued liabilities..........    (2,477)   (17,444)     6,638
                                                              --------   --------   --------
Net cash from operating activities..........................    47,643     18,362     27,456

Cash flows from investing activities:
  Capital expenditures......................................    (7,881)   (19,514)   (23,922)
  Proceeds from the sale of business........................    12,996         --     17,133
                                                              --------   --------   --------
Net cash from investing activities..........................     5,115    (19,514)    (6,789)

Cash flows from financing activities:
  Net borrowings (repayments) under short-term borrowing
    borrowing arrangements..................................   (29,743)    27,340      1,559
  Payments on long-term debt................................   (47,851)   (26,796)   (23,507)
  Proceeds from issuance of long-term debt..................    30,000         --         --
  Payment of debt issuance costs............................    (1,387)        --         --
                                                              --------   --------   --------
Net cash from financing activities..........................   (48,981)       544    (21,948)

Effect of exchange rate changes on cash.....................    (1,423)        79        151
                                                              --------   --------   --------
Net increase (decrease) in cash and cash equivalents........     2,354       (529)    (1,130)
Cash and cash equivalents at beginning of period............     9,168      9,697     10,827
                                                              --------   --------   --------
Cash and cash equivalents at end of period..................  $ 11,522   $  9,168   $  9,697
                                                              ========   ========   ========

                 See Notes to Consolidated Financial Statements

                        AAF-MCQUAY INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                             (DOLLARS IN THOUSANDS)

                                                                                   FOREIGN
                                                         ADDITIONAL               CURRENCY
                                               COMMON     PAID-IN     RETAINED   TRANSLATION
                                               STOCK      CAPITAL     EARNINGS   ADJUSTMENT     TOTAL
                                              --------   ----------   --------   -----------   --------
Balance, June 30, 1997......................    $250      $179,915    $23,272      $ (5,244)   $198,193
Net income..................................      --            --      1,016            --       1,016
Currency translation adjustment.............      --            --         --        (2,548)     (2,548)
                                                ----      --------    -------      --------    --------
Balance, June 30, 1998......................     250       179,915     24,288        (7,792)    196,661
Net income (loss)...........................      --            --     (6,526)           --      (6,526)
Currency translation adjustment.............      --            --         --        (3,707)     (3,707)
                                                ----      --------    -------      --------    --------
Balance, June 30, 1999......................     250       179,915     17,762       (11,499)    186,428
Net income..................................      --            --        102            --         102
Currency translation adjustment.............      --            --         --        (3,022)     (3,022)
                                                ----      --------    -------      --------    --------
Balance, June 30, 2000......................    $250      $179,915    $17,864      $(14,521)   $183,508
                                                ====      ========    =======      ========    ========

                        AAF-MCQUAY INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                             (DOLLARS IN THOUSANDS)

                                                                   YEARS ENDED JUNE 30,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Net income (loss)...........................................  $   102    $ (6,526)  $ 1,016
Other comprehensive income (loss):..........................
  Foreign currency translation adjustments..................   (3,851)     (3,707)   (2,548)

Write off of accumulated foreign currency translation
  adjustments due to sale of business.......................      829          --        --
                                                              -------    --------   -------
Comprehensive income (loss).................................  $(2,920)   $(10,233)  $(1,532)
                                                              =======    ========   =======

                        AAF-MCQUAY INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

    The accompanying financial statements include the accounts of AAF-McQuay Inc. (the Company), a wholly owned subsidiary of AAF-McQuay Group, Inc., and its subsidiaries. AAF-McQuay Group, Inc. is a wholly owned subsidiary of O.Y.L. Industries Berhad ("OYL").

    The Company is a worldwide manufacturer and marketer of commercial air conditioning and refrigeration and air filtration products and systems primarily for commercial, institutional and industrial customers. The Company maintains production facilities in nine countries and its products are sold in over 80 countries.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of the Company and all of its subsidiaries. All intercompany transactions and balances have been eliminated. The accompanying financial statements reflect the financial results of the Company for the fiscal years ended June 30, 2000, 1999 and 1998. The Company's fiscal year end is the Saturday closest to June 30 and, for clarity of presentation in the consolidated financial statements, fiscal years are shown to begin on July 1 and end on June 30.

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

    INVENTORIES

    Inventories are valued at the lower of cost or market at June 30, 2000 and 1999. Cost is determined by the last-in, first-out (LIFO) method for U.S. inventories, (59% in 2000 and 57% in 1999), and the first-in, first-out (FIFO) method for the Company's foreign subsidiaries (41% in 2000 and 43% in 1999).

    PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment are depreciated using the straight-line method over their estimated useful lives as follows:

Buildings...................................................  20 to 40 years
Machinery and Equipment.....................................  3 to 12 years

    Maintenance and repairs are charged to operations when incurred, while expenditures, which have the effect of extending the useful life of an asset, are capitalized.

                        AAF-MCQUAY INC. AND SUBSIDIARIES

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    COST OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE

    In March 1998, the American Institute of Certified Public Accountants issued SOP No. 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED FOR OR OBTAINED FOR INTERNAL USE. SOP 98-1 requires that qualifying computer software costs incurred during the application development stage be capitalized and amortized over the software's estimated useful life. The Company adopted the SOP 98-1 requirements effective July 1, 1997. Software costs are amortized on a straight-line basis over periods of three to five years.

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

    DERIVATIVE FINANCIAL INSTRUMENTS

    The Company uses derivative financial instruments, principally, in the management of its interest rate and foreign currency exposures. The Company does not enter into speculative derivative transactions.

    The differential between interest rate payments due and amounts receivable under interest rate swap agreements is recognized as yield adjustments to interest expense over the term of the related debt.

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

    Transaction gains and losses that arise from exchange rate changes on transactions denominated in a currency other than the local currency are included currently in the results of operations. The Company recognized net foreign currency transaction (gains) losses of $25,000, $(738,000) and $385,000, for the fiscal years ended June 30, 2000, 1999 and 1998, respectively.

                        AAF-MCQUAY INC. AND SUBSIDIARIES

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    REVENUE RECOGNITION

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

    RESEARCH AND DEVELOPMENT COSTS

    Research and development costs were approximately $8.7, $8.9, and $10.0 million, for the fiscal years ended June 30, 2000, 1999 and 1998, respectively, and are included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

    STOCK-BASED COMPENSATION

    As described in Note 12, the Company has elected to follow the accounting provisions of Accounting Principles Board Opinion ("APB") No. 25 for stock-based compensation and to furnish the pro forma disclosures required under Statement of Financial Accounting Standards ("SFAS") No. 123.

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

    RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued Statement
No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND FOR HEDGING ACTIVITIES, as amended, which is required to be adopted in years beginning after June 15, 2000. Because of the Company's minimum use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. All registrants are

                        AAF-MCQUAY INC. AND SUBSIDIARIES

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) expected to apply the accounting and disclosures described in SAB 101. The Securities and Exchange Commission is expected to issue additional implementation guidance. The Company has not completed its evaluation of the impact that SAB 101 will have on its earnings or financial position. The Company is required to adopt SAB 101 in the fourth quarter of fiscal 2001.

3. ACCOUNTS RECEIVABLE

    Accounts receivable consist of the following (dollars in thousands):

                                                            2000       1999
                                                          --------   --------
Accounts receivable, trade..............................  $200,408   $219,990
Accounts receivable, other..............................    11,083     14,911
                                                          --------   --------
                                                           211,491    234,901
Less allowance for doubtful receivables.................     6,968      7,057
                                                          --------   --------
                                                          $204,523   $227,844
                                                          ========   ========

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

4. INVENTORIES

    Inventories consist of the following (dollars in thousands):

                                                            2000       1999
                                                          --------   --------
FIFO cost:
Raw materials...........................................  $ 42,278   $ 39,838
Work-in-process.........................................    19,313     25,884
Finished goods..........................................    42,325     51,063
                                                          --------   --------
                                                           103,916    116,815
LIFO adjustment.........................................       (81)     1,348
                                                          --------   --------
                                                          $103,835   $118,163
                                                          ========   ========

                        AAF-MCQUAY INC. AND SUBSIDIARIES

5. PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consists of the following (dollars in thousands):

                                                            2000       1999
                                                          --------   --------
Land....................................................  $  8,845   $  9,756
Buildings...............................................    57,627     61,475
Machinery and equipment.................................   134,517    137,073
                                                          --------   --------
                                                           200,989    208,304
Less accumulated depreciation and amortization..........    75,991     63,218
                                                          --------   --------
                                                          $124,998   $145,086
                                                          ========   ========

    At June 30, 2000, substantially all property, plant and equipment are encumbered by various debt obligations of the Company.

6. INTANGIBLE ASSETS

    Intangible assets consist of the following (dollars in thousands):

                                                            2000       1999
                                                          --------   --------
Cost in excess of net assets acquired...................  $144,142   $145,105
Other intangibles:
  Technology............................................    14,129     14,213
  Trademarks............................................    58,874     61,161
  Drawings..............................................    54,000     54,000
  Workforce.............................................    17,046     18,417
                                                          --------   --------
  Total other intangibles...............................   144,049    147,791
  Less accumulated amortization.........................    73,880     63,990
                                                          --------   --------
                                                          $214,311   $228,906
                                                          ========   ========

7. DEBT

    The Company had a Bank Agreement at June 30, 1999 that consisted of a Revolving Credit, Letter of Credit, and Term Loan Agreement. The Revolving Credit portion of the previous Bank Agreement ("Revolver") provided for maximum aggregate short-term borrowings of $80 million and up to $25 million for letters of credit. However, the combined amount of short-term borrowings plus letters of credit could not exceed $80 million. Use of the Revolver was subject to the Company's availability (as defined in the Bank Agreement) and was based on the Company's level of domestic receivables and inventories. At June 30, 1999, borrowings of $51 million were outstanding under this facility, no letters of credit were issued and outstanding and the Company had approximately
$29.0 million in additional borrowing availability. The Company was required to pay a commitment fee of 0.50% on the unused portion of the Revolver.

    In September 1999, the Company refinanced the previous Bank Agreement with a New Bank Credit Agreement. The New Bank Credit Agreement was issued for a three-year term and includes a $30 million term loan ("New Term Loan") and a $90 million revolving credit commitment ("New

                        AAF-MCQUAY INC. AND SUBSIDIARIES

7. DEBT (CONTINUED)
Revolver"). Interest on advances is generally payable quarterly, at the Company's option on 1.) the higher of the domestic base rate (prime) or a rate based on the Federal Funds Rate plus a specified premium or 2.) the average rate at which Eurodollar deposits are offered to prime banks in the London interbank market ("LIBOR") plus a specified premium. The interest rate premiums are determined by an interest rate matrix, which is based on a certain financial ratio as described in the New Bank Credit Agreement. As of June 30, 2000, the Company's interest rate premiums were LIBOR + 2.25% or prime + 0.0% for New Revolver borrowings and LIBOR +2.50% or prime + 0.25% for New Term Loan borrowings. The interest rate premiums are subject to a 0.25% increase or decrease depending on the applicable ratio. At June 30, 2000, the Company's borrowing rate under the New Revolver was approximately 8.85%. The average effective interest rate under the New Revolver for the fiscal year ended
June 30, 2000 was approximately 8.6%. A commitment fee of 0.375% is required on the unused portion of the New Revolver. At June 30, 2000, the Company had borrowed $31.9 million under the New Revolving Credit Facility, $6.0 million in letters of credit were issued and outstanding, and the Company had remaining borrowing availability of $52.1 million.

    At June 30, 2000, certain of the Company's foreign subsidiaries had available lines of credit with foreign banks of approximately $49 million which may be drawn as needed at an average interest rate of approximately 7.0%. Outstanding borrowings against international lines of credit amounted to approximately $26.0 and $36.6 million at June 30, 2000 and 1999, respectively. In addition, certain of the Company's foreign subsidiaries have non-borrowing bank facilities (letters of credit, guarantees, performance bonds, etc.) totaling $22.3 million as of June 30, 2000 and $28.1 million as of June 30, 1999 of which approximately $15.6 million was used at June 30, 2000 and $16.8 million was used at June 30, 1999.

    The Company also had available letter of credit facilities totaling
$13.5 million, which were supported by a letter of credit from OYL. Approximately $10.0 million in letters of credit were outstanding under this facility at June 30, 1999. The commitments made under these facilities expired in March of 2000 and the related letter of credit requirements were transferred to the New Bank Credit Facility.

    The weighted average effective interest rate on short-term borrowings was 8.9% and 8.5% at June 30, 2000 and 1999, respectively.

    Long-term debt consists of the following (in thousands):

                                                            2000       1999
                                                          --------   --------
Senior Term Loans.......................................  $ 23,075   $ 37,287
Senior Unsecured Notes due February 15, 2003, bearing
  interest at 8.875%....................................   125,000    125,000
Other issues............................................    12,920     16,530
                                                          --------   --------
                                                           160,995    178,817
Less: Current maturities................................    (7,319)   (14,495)
                                                          --------   --------
                                                          $153,676   $164,322
                                                          ========   ========

    The term loan portion of the New Bank Agreement consists of a New Term Loan that is a direct obligation of the Company. This term loan is secured by substantially all the domestic assets of the

                        AAF-MCQUAY INC. AND SUBSIDIARIES

7. DEBT (CONTINUED)
Company and its domestic subsidiaries and a portion of the capital stock of certain foreign subsidiaries. Interest is generally payable quarterly. The repayment schedule for the New Term Loan calls for equal monthly installments of $425,000 beginning November 1, 1999. As of June 30, 2000, the repayment schedule calls for 27 monthly payments of $425,000 with a final payment of $11.6 million due at maturity (September 30, 2002).

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

    The term loan portion of the Bank Agreement and New Bank Agreement each contain provisions requiring accelerated payments as a result of asset sales above a prescribed minimum. Accelerated payments of $3.5 million and $7.4 million were required during the fiscal year ended June 30, 2000 and June 30, 1998, respectively. No accelerated payments were required for the year ended June 30, 1999.

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

    Included in other issues of long term debt are various term loans incurred by certain foreign subsidiaries, as well as obligations under Industrial Revenue Bonds and mortgage notes. The foreign term loans are secured by certain assets of the issuing foreign subsidiary and contain various repayment terms ranging from 4 to 14 years.

    The Company paid cash interest of $20.7, $23.1, and $24.0 million for the fiscal years ended June 30, 2000, 1999 and 1998, respectively.

    Maturities of long-term debt during each of the next five fiscal years subsequent to June 30, 2000 are as follows (dollars in millions): 2001, $7.3; 2002, $6.3; 2003, $139.0; 2004, $1.0; 2005, $1.0.

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

    INTEREST RATE RISK MANAGEMENT: The Company may, at times, seek to limit the impacts of rising interest rates on its variable rate debt through the use of interest rate derivative instruments. In January 2000, the Company entered into an interest rate swap transaction whereby the Company receives a fixed rate of 7.04% and pays a floating rate on the basis of 3-month LIBOR. The

                        AAF-MCQUAY INC. AND SUBSIDIARIES

8. FINANCIAL INSTRUMENTS (CONTINUED)
January 2000 swap has a three-year term and a notional amount of $30 million and effectively converts a portion of the Company's fixed rate borrowings to a floating rate. During the second quarter of fiscal year 1999, the Company entered into an interest rate swap with a $50 million notional amount with an expiration date of October 2001 to protect against possible interest rate increases. Under the terms of the swap, the Company paid a fixed rate of 4.58% and received a floating rate (3-month LIBOR). The swap was terminated in March 1999 and the Company received a cash payment of $550,000 as early termination compensation.

    FOREIGN CURRENCY MANAGEMENT: The Company enters into short-term foreign exchange contracts to hedge its exposure to currency fluctuations affecting certain foreign currency denominated trade payables and certain intercompany debt of its foreign subsidiaries. The notional amount of foreign exchange forward contracts outstanding at June 30, 2000 and 1999 was approximately $20.3 and $40.1 million, respectively. The U.S. dollar equivalent notional amount of these foreign exchange forward contracts by applicable foreign currency at June 30, 2000 and 1999 was as follows: Canadian dollars, $5.9 and $5.8 million; Singapore dollars $0.9 and $5.9 million; German marks $1.1 and $2.6 million; Italian lira $0.8 and $3.7 million; French francs $0.1 and $10.7 million; Dutch guilders $0.8 and $3.2 million; British pounds $9.2 and $5.1 million; and various other currencies $1.5 and $3.1 million.

    The Company is exposed to credit-related losses in the event of non-performance by counter parties to derivative financial instruments. The Company monitors the credit worthiness of the counter parties and presently does not anticipate nonperformance by the counter parties. The credit exposure of derivative financial instruments is represented by the fair value of contracts with a positive fair value.

    FASB Statement No. 107, DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying values reported in the balance sheets for cash and cash equivalents, accounts receivable and short-term borrowings approximate their respective fair values. The fair value of the Company's Senior Unsecured Notes is estimated using a quoted market price. The carrying amount of all other long-term debt approximates fair value. The carrying amount of the Company's long-term debt at June 30, 2000 of $161.0 million would need to be discounted down to $148.5 million in order to approximate fair value. The aggregate carrying value of the Company's long-term debt at June 30, 1999 was $178.8 million and would need to be discounted down to $172.5 to approximate fair value. The fair values of the Company's foreign exchange forward contracts are based on current settlement values and fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counter parties' credit standing. At June 30, 2000 and 1999, the net carrying amount of these contracts approximates their fair value. The fair market value of the interest rate swap entered into January 2000 was $(106,000) at June 30, 2000.

                        AAF-MCQUAY INC. AND SUBSIDIARIES

9. RESTRUCTURING

    During fiscal year 2000, the Company continued its restructuring efforts in both the Commercial Air Conditioning and Refrigeration and Filtration Products groups. Restructuring reserves of $3.5 million were recorded. The Commercial Air Conditioning and Refrigeration business segment continued the restructuring of the United Kingdom operations in the third and fourth quarters of fiscal 2000, recording approximately $2.7 million primarily representing severance accruals. Additionally, the Filtration Products business segment restructured the United Kingdom operations in the fourth quarter resulting in a restructuring charge of approximately $0.8 million for severance accruals. These combined efforts resulted in the elimination of approximately 140 employees in the United Kingdom. At June 30, 2000, the Company had utilized $1.6 million of the reserve related to these restructuring plans. These restructuring efforts are expected to be completed by the end of fiscal 2001.

    The Company implemented several restructuring plans throughout fiscal year 1999 in both the Commercial Air Conditioning and Refrigeration and Filtration Products groups. Restructuring reserves of $5.2 million were recorded. The Commercial Air Conditioning and Refrigeration business segment commenced restructuring efforts of the United Kingdom and Italian operations in the third quarter, recording approximately $1.0 million representing primarily severance accruals. Additionally, the chiller business unit was reorganized in the fourth quarter resulting in a restructuring charge of approximately $1.0 million for severance accruals. These combined efforts resulted in the elimination of approximately 120 employees. The Filtration Products business segment restructured the German operations in the first quarter and additional European operations and domestic operations in the fourth quarter of fiscal year 1999. Total restructuring charges of $3.2 million were recorded. Components of the $3.2 million related primarily to severance accruals related to the elimination of approximately 40 positions. At June 30, 2000, the Company has utilized substantially all of the $5.2 million reserve recorded in fiscal year 1999 related to these restructuring plans.

    In the fourth quarter of 1998, the Company commenced a restructuring of its Filtration Products segment and recorded a restructuring charge of $7.3 million. In addition a $360,000 charge was recorded in the first quarter of 1998 primarily related to severance. Components of the $7.3 million restructuring charge include fixed asset write downs, the closure of the Reed manufacturing facility in Louisville, Kentucky, and severance accruals. The plant closure and fixed asset write downs to fair value resulted in a charge of $3.4 million. Approximately 250 positions were eliminated with a corresponding severance accrual of $2.5 million recorded. The remaining restructuring charges are primarily attributable to the expenses related to the attempted sale of the environmental products division. Subsequently, the Company decided to retain this division and implemented the restructuring plan to reduce costs and strengthen competitive positions. At June 30, 1999, the Company utilized substantially all of the $7.3 million reserve recorded in fiscal year 1998 related to the reorganization of the environmental products division.

                        AAF-MCQUAY INC. AND SUBSIDIARIES

10. PROVISION FOR INCOME TAXES

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at June 30, 2000 and 1999 are as follows (dollars in thousands):

                                                            2000       1999
                                                          --------   --------
Deferred tax assets:
Net operating loss carryforwards........................  $ 14,644   $ 11,162
Tax over book fixed assets basis........................     1,012        705
Accrual for pension and retirement benefits.............     4,476      4,417
Accrual for other expenses..............................    22,769     23,104
Tax credit carryforwards................................     2,458        528
Other...................................................     3,095      1,879
                                                          --------   --------
Total deferred tax assets...............................    48,454     41,795
Valuation allowance.....................................   (19,865)   (14,403)
                                                          --------   --------
Net deferred tax assets.................................  $ 28,589   $ 27,392
                                                          ========   ========

Deferred tax liabilities:
Unrepatriated earnings of foreign subsidiaries..........  $  2,755   $  2,238
Book over tax fixed assets basis........................    16,611     19,656
Book over tax intangible asset basis....................    30,708     29,297
Book over tax inventory basis...........................     7,453      6,340
Other...................................................     5,973      4,537
                                                          --------   --------
Total deferred tax liabilities..........................    63,500     62,068
                                                          --------   --------
Net deferred tax liabilities............................  $ 34,911   $ 34,676
                                                          ========   ========

    Deferred tax assets for net operating loss carryforwards and other items at June 30, 2000 and 1999 includes approximately $10.0 related to periods prior to the acquisition by OYL which have been offset by a valuation allowance. If realized, the benefit of these deferred tax assets will be applied to reduce goodwill related to the acquisition. During fiscal year 2000, the deferred tax asset valuation allowance increased by approximately $5.5 million. The increase is principally attributable to the recognition of tax asset valuation allowances associated with tax loss carryforwards and tax credit carryforwards generated during the fiscal year. During fiscal year 1999, the deferred tax asset valuation allowance and goodwill was reduced by $3.9 million associated with the utilization of deferred tax assets related to periods prior to the acquisition by OYL.

                        AAF-MCQUAY INC. AND SUBSIDIARIES

10. PROVISION FOR INCOME TAXES (CONTINUED)
    Significant components of the provision for income taxes are as follows (dollars in thousands):

                                                                2000       1999       1998
                                                              --------   --------   --------
Federal taxes-current.......................................  $ 2,278    $(2,398)   $ 2,485
Federal taxes-deferred......................................     (168)      (568)    (2,705)
State taxes.................................................      377       (331)      (100)
Foreign taxes-current.......................................    3,428      1,853      3,312
Foreign taxes-deferred......................................   (3,268)        --        799
                                                              -------    -------    -------
Total.......................................................  $ 2,647    $(1,444)   $ 3,791
                                                              =======    =======    =======

    During the fiscal years ended June 30, 2000, 1999 and 1998, the Company paid income taxes (net of tax refunds) of approximately $(1.8), $0.6, and $9.5 million, respectively. A reconciliation between the Company's reported tax provision and the tax provision computed based on the U.S. statutory rate is as follows (dollars in thousands):

                                                                2000       1999       1998
                                                              --------   --------   --------
Statutory U.S. Federal income tax provision.................  $ 1,054    $(2,690)   $ 1,758
Nondeductible goodwill
  Amortization..............................................    1,095      1,116      1,216
State taxes, net of federal benefit.........................      377       (331)       200
Other.......................................................      121        461        617
                                                              -------    -------    -------
Reported tax provision......................................  $ 2,647    $(1,444)   $ 3,791
                                                              =======    =======    =======

    At June 30, 2000, the Company has net operating loss and tax credit carryforwards of approximately $41.0 and $1.9 million, respectively, in the United States and various foreign countries. Approximately $15 million of the net operating loss carryforwards and $1.9 million of the tax credit carryforwards expire in fiscal years 2000 through 2012. The remaining net operating loss carryforwards can be carried forward indefinitely.

11. EMPLOYEE BENEFIT PLANS

    The Company has defined benefit pensions plans in effect for substantially all of the Company's domestic hourly employees and certain of its foreign employees. Benefits are computed using formulas, which are generally based on age and years of service. Plan assets consist primarily of common stock, insurance contracts and government obligations. The Company's method of funding pension costs is to contribute amounts to the plans sufficient to meet minimum funding requirements, plus such amounts as the Company may determine to be appropriate from time to time.

    The Company also sponsors defined benefit health care plans for certain salaried and non-salaried employees whereby certain health care and life insurance benefits are provided on retirement. The benefits are provided only for a frozen group of active employees and retirees.

    The following table sets forth the funded status of the defined benefit pension and defined benefit health care plans, and amounts recognized in the Consolidated Balance Sheet, in thousands of dollars:

                                          PENSION BENEFITS      PENSION BENEFITS            OTHER
                                            PLANS IN THE        PLANS OUTSIDE THE      POSTRETIREMENT
                                            UNITED STATES         UNITED STATES      BENEFITS ALL PLANS
                                         -------------------   -------------------   -------------------
                                           2000       1999       2000       1999       2000       1999
                                         --------   --------   --------   --------   --------   --------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of
  year.................................  $27,306    $27,667    $93,379    $82,419    $ 5,879    $ 5,929
Service cost...........................      241        206      3,516      2,564        217        209
Interest cost..........................    1,831      1,547      5,181      4,226        395        334
Plan participants' contributions.......       --         --      1,097      1,052         --         --
Actuarial (gains)/losses...............   (1,491)       (51)    (2,404)     9,677        343       (221)
Benefits paid..........................   (2,574)    (2,045)    (2,908)    (2,034)      (496)      (372)
Curtailments (gain)/loss...............      (44)       (18)        --         --         --         --
Settlements............................       --         --      6,302         --         --         --
Sale of Business.......................       --         --       (660)        --         --         --
Effects of currency exchange rates.....       --         --     (4,517)    (4,525)        --         --
                                         -------    -------    -------    -------    -------    -------
Benefit obligation at end of year......  $25,269    $27,306    $98,986    $93,379    $ 6,338    $ 5,879
                                         =======    =======    =======    =======    =======    =======
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning
  of year..............................  $26,671    $26,812    $87,174    $86,093    $    --    $    --
Actual return on plan assets...........    4,284      1,587      9,948      4,359         --         --
Benefits paid..........................   (2,574)    (2,045)    (2,908)    (2,058)      (496)      (372)
Employer contributions.................      342        317      2,561      2,207        496        372
Contributions by plan participants.....       --         --      1,097      1,051         --         --
Effects of currency exchange rates.....       --         --     (4,174)    (4,478)        --         --
                                         -------    -------    -------    -------    -------    -------
Fair value of plan assets at end of
  year.................................   28,723     26,671     93,698     87,174         --         --
                                         -------    -------    -------    -------    -------    -------
Funded status..........................    3,454       (634)    (5,288)    (6,205)    (6,338)    (5,879)
Unrecognized net actuarial
  (gain)/loss..........................   (7,135)    (4,044)    13,837     13,889       (362)      (710)
                                         -------    -------    -------    -------    -------    -------
Prepaid (accrued) benefit cost.........  $(3,681)   $(4,678)   $ 8,549    $ 7,684    $(6,700)   $(6,589)
                                         =======    =======    =======    =======    =======    =======
AMOUNTS RECOGNIZED IN THE CONSOLIDATED
  BALANCE SHEET
Prepaid benefit cost...................  $ 1,320    $   734    $ 9,589    $ 8,949    $    --    $    --
Accrued benefit cost...................   (5,001)    (5,412)    (1,040)    (1,265)    (6,700)    (6,589)
                                         -------    -------    -------    -------    -------    -------
Net amount recognized..................  $(3,681)   $(4,678)   $ 8,549    $ 7,684    $(6,700)   $(6,589)
                                         =======    =======    =======    =======    =======    =======

    The aggregate accumulated benefit obligation for defined benefit pension plans with an accumulated benefit obligation in excess of plan assets was $10.6 and $12.1 million as of June 30, 2000 and 1999, respectively. The aggregate projected benefit obligation for defined benefit pension plans with a projected benefit obligation in excess of plan assets was $50.9and $59.5 million as of June 30, 2000 and 1999, respectively. The aggregate fair value of plan assets for defined benefit pension plans with either an accumulated benefit obligation or a projected benefit obligation in excess of plan assets was $55.5 and $44.6 million as of June 30, 2000 and 1999, respectively.

    The net periodic benefit cost related to the defined benefit pension plans included the following components, in thousands of dollars:

                                           PENSION BENEFITS PLANS              PENSION BENEFITS PLANS
                                            IN THE UNITED STATES             OUTSIDE THE UNITED STATES
                                       ------------------------------   ------------------------------------
                                         2000       1999       1998       2000          1999          1998
                                       --------   --------   --------   --------      --------      --------
Service cost.........................  $   240    $   241    $   301    $ 3,682       $ 3,210       $ 1,919
Interest cost........................    1,825      1,848      1,936      5,293         5,117         4,729
Expected return on plan assets.......   (2,317)    (2,321)    (2,137)    (7,226)       (7,173)       (5,663)
Net amortization/deferral............      (76)      (103)      (190)       392           163            84
Curtailment..........................      (44)       (18)        --         --            --            --
                                       -------    -------    -------    -------       -------       -------
Net periodic benefit cost............  $  (370)   $  (353)   $   (90)   $ 2,141       $ 1,317       $ 1,069
                                       =======    =======    =======    =======       =======       =======
ASSUMPTIONS AS OF JUNE 30:
Discount rate........................     7.75%      7.00%      7.00%   Ranging from 5.50% to 6.00%
Expected return on plan assets.......     9.00%      9.00%      9.00%   Ranging from 7.00% to 8.50%
Rate of compensation increase........      N/A        N/A        N/A    Ranging from 4.00% to 5.00%

    The net periodic benefit cost related to the defined benefit health care plans included the following components:

                                                            2000       1999       1998
                                                          --------   --------   --------
Service cost............................................    $204       $256       $196
Interest cost...........................................     393        400        406
Net amortization/deferral...............................     (18)       (29)       (42)
                                                            ----       ----       ----
Net periodic benefit cost...............................    $579       $627       $ 60
                                                            ====       ====       ====
Weighted average discount rate as of June 30............    7.75%      7.00%      6.50%

    The health care cost trend rate used to determine the health care benefit obligation was 9.00% for 2000. This rate decreases gradually for nine years to the ultimate medical trend rate of 5.00% in 2008, and remains at that level thereafter. The trend rate is a significant factor in determining the amounts reported. A one-percentage-point change in these assumed health care cost trend rates would have the following effects, in thousands of dollars:

                                                             INCREASE   DECREASE
                                                             --------   --------
Effect on total service and interest cost components.......    $ 62      $ (54)
Effect on postretirement benefit obligation................     458       (409)

    The Company has a defined contribution plan that primarily covers domestic salaried employees. Company contributions to the plan are based on employee compensation. The Company expensed $1,183,000, $1,267,000 and $1,111,000 under this plan during the fiscal years ended June 30, 2000, 1999, and 1998, respectively.

    The Company also sponsors a 401(k) defined contribution plan that primarily covers domestic salaried employees. Participants may contribute a percentage of their compensation to the plan. The Company with certain limitations matches contributions. During the fiscal years ended June 30, 2000, 1999, and 1998, the Company expensed $1,155,000, $1,173,000, and $1,066,000, respectively, related to this plan.

12.  STOCK-BASED COMPENSATION

    In 1998, the Company adopted a Stock Option Plan which provides for the grant of non-qualified stock options to certain members of management and key employees to purchase the common stock of the Company's parent AAF-McQuay
Group Inc. which has 1,000 shares outstanding. The Company has elected to follow APB No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, in accounting for its stock-based compensation.

    Under the stock option plan, options to purchase common stock may be granted until 2007. Options may be granted at fair market value at the date of the grant or at fair market value at the date of grant discounted for a lack of marketability and are exercisable up to 10 years after the date of grant unless terminated sooner or in the event of a public offering of the Company's shares, two years following the later of the public offering or the date the grantee becomes vested in that portion of the option. Generally the stock options will vest and thus can be exercised at 33 1/3% on each of the first three anniversaries of the date of the grant or 100% at termination of employment because of disability, death or wrongful termination or change in ownership control.

    The grants made during fiscal years 1999 and 1998 received variable accounting treatment under APB No. 25. Accordingly, the Company recognized income (expense) of $1.1 and ($1.1) million, respectively. No grants were made in fiscal year 2000. The Company anticipates the granting of additional options under the stock option plan during fiscal year 2001. The related impact to the Statement of Operations, if any, will be based on an independent valuation of the Company at fiscal year ends.

    As of June 30, 2000, 1999 and 1998, there were stock options for 10.3, 40.0 and 38.3 shares of AAF-McQuay Group, Inc. issued and outstanding under the plan. Transactions are summarized as follows:

                                                        STOCK     WEIGHTED AVERAGE
                                                       OPTIONS     EXERCISE PRICE
                                                       --------   ----------------
Outstanding at June 30, 1997.........................      --               --
Granted, immediately vested..........................    22.7         $194,411
Granted, vested over three years.....................    15.6          203,214
                                                         ----         --------
Outstanding at June 30, 1998.........................    38.3         $197,997
Granted, vested over three years.....................     5.3          203,214
Forfeited............................................     3.6          203,214
                                                         ----         --------
Outstanding at June 30, 1999.........................    40.0         $198,219
Forfeited............................................    29.7          196,204
                                                         ----         --------
Outstanding at June 30, 2000.........................    10.3         $203,214
Shares exercisable at June 30, 1998..................    22.7         $194,411
Shares exercisable at June 30, 1999..................    27.3         $195,880
Shares exercisable at June 30, 2000..................     7.0         $203,214

    In electing to follow APB No. 25 for expense recognition purposes, the Company is obligated to provide the expanded disclosures required under SFAS No. 123 for stock-based compensation including, if materially different from reported results, disclosure of pro forma net income had compensation expense been measured under the fair value recognition provisions of SFAS No. 123. No options were granted in fiscal year 2000. The weighted-average fair values at date of grant for options granted in

1999 and 1998 was $43,468 and $74,094, respectively, and was estimated using the Black-Scholes option valuation model with the following weighted average assumptions:

                                                                1999       1998
                                                              --------   --------
Expected life in years......................................    10.0       7.0
Interest Rate...............................................     6.0%      6.0%
Dividend Yield..............................................       0%        0%

    The Company's pro forma net income (loss) for the years ended June 30, 2000, 1999, and 1998 would be $0.1, ($7.3), and $0.1 million, respectively. For pro forma disclosure, stock-based compensation is amortized to expense on a straight-line basis over the vesting period.

13.  LEASES AND COMMITMENTS

    The following is a schedule of future minimum lease payments required under third party operating leases that have initial or remaining noncancelable lease terms in excess of one year (dollars in thousands):

YEAR
----
2001........................................................  $ 9,790
2002........................................................    7,336
2003........................................................    4,683
2004........................................................    3,633
2005........................................................    2,807
Thereafter..................................................   13,923

    Rental expense associated with third party operating leases was approximately $7.7, $7.1, and $8.9 million for the fiscal years ended June 30, 2000, 1999 and 1998, respectively. It is expected that, in the normal course of business, leases that expire will be renewed or replaced by leases on other property and equipment.

    The Company has a contract whereby a third party manages certain of its data processing operations. Monthly charges during the fiscal years ended June 30, 2000, 1999 and 1998 averaged approximately $838,000, $767,000, and $902,000, respectively, under this contract. This contract extends through December 31, 2005.

14.  INDEMNIFICATION AGREEMENT

    The purchase agreement between OYL and the former owners of the Company contained certain indemnifications relating to specified contingencies that existed as of the acquisition date relating to certain environmental, tax and litigation matters. On July 8, 1998, the Company and the former owners entered into a settlement agreement in resolution of certain disputes, which were pending before the American Arbitration Association in Dallas, Texas, concerning the interpretation of the indemnification obligation. As a result of the settlement agreement, the Company paid $10.5 million of a $11.5 million promissory note due to the former shareholders; the parties agreed to discharge claims and entitlements under the indemnification provisions in the purchase agreement. The residual balance of the promissory note was reclassified to other liabilities for specified contingencies that existed as of the acquisition date.

    In addition, as a result of the indemnification settlement agreement and the IRS settlement, the Company expected to receive payments of approximately
$5 million and to incur approximately $2.1 million in obligations relating to the IRS settlement. The Company has now received substantially all payments due under the settlement and funded substantially all obligations.

15.  CONTINGENCIES

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

    In 1988, a lawsuit was filed in federal court against the Company concerning the alleged release of trichloroethylene at a former Visalia, California manufacturing facility ("Visalia"). In November 1990, the Company entered into a settlement agreement with all known potentially responsible parties at Visalia whereby the Company agreed to be solely responsible for the costs of the remaining cleanup. Also, the Company was named as a potentially responsible party arising from accidental trichloroethane spills at a facility in Wilmington, North Carolina. In addition, the Company discovered contaminants in the soil and/or groundwater at its three manufacturing facilities in Faribault, Minnesota, Scottsboro, Alabama, Staunton, Virginia and certain other manufacturing sites. The level of contamination exceeds mandated levels and will require remediation.

    Based upon estimates prepared by environmental consultants, at June 30, 2000 the Company estimates that related probable remediation costs will be approximately $15.0 million. The Company believes that these costs have been adequately reserved for on the balance sheet. The Company has settled or exhausted its remedies against all of its insurance companies and any third parties, and expects no additional recoveries, with respect to all but the Staunton, Virginia site. No amounts have been recorded in the accompanying Consolidated Balance Sheets relating to any potential recoveries.

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

16.  BUSINESS SEGMENTS AND GEOGRAPHIC INFORMATION

    The Company serves the global commercial heating, ventilation, air conditioning and refrigeration ("HVAC&R") industry with two industry segments:
Commercial Air Conditioning and Refrigeration, the manufacture, sale and distribution of heating, ventilating, air conditioning, industrial refrigeration and freezing equipment products, and Filtration Products, the manufacture and sale of air filtration products and systems. Information relating to operations in each industry segment and information by geographic area is as follows as of and for the fiscal years ended June 30, 2000, 1999 and 1998:

CLASSIFIED BY INDUSTRY:                                         2000       1999       1998
-----------------------                                       --------   --------   --------
                                                                  (DOLLARS IN THOUSANDS)
Net Sales:
  Commercial Air Conditioning and Refrigeration.............  $540,898   $598,646   $620,248
  Filtration Products.......................................   328,586    334,129    358,843
  Eliminations..............................................    (1,780)    (8,747)   (13,342)
                                                              --------   --------   --------
    Total...................................................  $867,704   $924,028   $965,749
                                                              ========   ========   ========
Operating Income (Loss):
  Commercial Air Conditioning and Refrigeration.............  $  3,705   $ (6,643)  $ 16,846
  Filtration Products.......................................    22,885     15,367      6,564
  Corporate.................................................      (387)     2,243        289
                                                              --------   --------   --------
    Total...................................................  $ 26,203   $ 10,967   $ 23,699
                                                              ========   ========   ========
Total Assets:
  Commercial Air Conditioning and Refrigeration.............  $404,546   $461,619   $475,837
  Filtration Products.......................................   278,847    287,636    313,205
  Corporate.................................................     2,007      5,940      6,891
                                                              --------   --------   --------
    Total...................................................  $685,400   $755,195   $795,933
                                                              ========   ========   ========
Depreciation/Amortization:
  Commercial Air Conditioning and Refrigeration.............  $ 20,595   $ 18,685   $ 15,753
  Filtration Products.......................................     9,728     10,311     11,081
  Corporate.................................................        33        103        112
                                                              --------   --------   --------
    Total...................................................  $ 30,356   $ 29,099   $ 26,946
                                                              ========   ========   ========
Capital Expenditures:
  Commercial Air Conditioning and Refrigeration.............  $  4,125   $ 16,731   $ 19,233
  Filtration Products.......................................     3,693      2,783      4,594
  Corporate.................................................        63         --         95
                                                              --------   --------   --------
    Total...................................................  $  7,881   $ 19,514   $ 23,922
                                                              ========   ========   ========

    The Company estimates corporate expenses and determines fixed allocations of these expenses for each business segment at the beginning of the fiscal year. Any over or under allocation of actual expenses incurred results in income or expense reported at the corporate level. The $(0.4), $2.2, and $0.3 million noted above represent the over (under) allocation of expenses for fiscal years 2000, 1999 and 1998, respectively. Assets at the corporate level consist of cash, receivables, property and other assets.

    The reconciliation of segment profit to the Company's earnings before taxes for each year is as follows:

                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                  (DOLLARS IN THOUSANDS)
Operating Income from Business Segments.....................  $26,590    $ 8,724    $23,410
Over (under) allocation of corporate expenses...............     (387)     2,243        289
Interest expense, net.......................................   21,627     23,975     25,131
Other (income) expense......................................    1,566     (5,324)    (6,454)
                                                              -------    -------    -------
Income (loss) before income taxes...........................  $ 3,010    $(7,684)   $ 5,022
                                                              =======    =======    =======

CLASSIFIED BY GEOGRAPHIC REGION                                 2000       1999       1998
-------------------------------                               --------   --------   --------
                                                                  (DOLLARS IN THOUSANDS)
Net Sales:
  U.S.......................................................  $537,372   $544,661   $559,127
  Europe....................................................   271,549    322,653    329,488
  Other.....................................................    58,783     56,714     77,134
                                                              --------   --------   --------
    Total...................................................  $867,704   $924,028   $965,749
                                                              ========   ========   ========

    Transfers between geographic areas are not significant.

    The composition of the Company's property, plant and equipment, net, between those in the United States and those in Europe and other countries as of the end of each year is as follows:

                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                  (DOLLARS IN THOUSANDS)
U.S.........................................................  $ 97,390   $104,815   $101,595
Europe......................................................    24,419     36,798     40,301
Other.......................................................     3,189      3,473      3,409
                                                              --------   --------   --------
  Total.....................................................  $124,998   $145,086   $145,305
                                                              ========   ========   ========

17.  RELATED PARTY TRANSACTIONS

    Hong Leong and its subsidiary companies, including OYL and the Company, have a policy of buying from related companies whenever feasible. During fiscal years ended June 30, 2000, 1999 and 1998, pursuant to this policy, the Company and various of its subsidiaries sold an aggregate of approximately $9.6, $6.7, and $13.0 million, respectively of the Company's products to various OYL entities in the ordinary course of business. Additionally during fiscal years 2000, 1999, and 1998, the Company purchased approximately $9.1, $1.2, and $2.3 million, respectively, of product from OYL and its subsidiary companies in the ordinary course of business. The Company does not expect a change in this policy and plans to continue to buy from and sell to OYL and Hong Leong related entities in the future.

    The Company has entered into trademark license and royalty agreements with O.Y.L. Manufacturing Company SDN BHD ("OMC") (the "OMC Agreement"), Shenzhen O.Y.L. Electrical Co. Ltd. ("Shenzhen") (the "Shenzhen Agreement") and P.T. O.Y.L. Sentra Manufacturing ("PT OYL") (the "PT OYL Agreement"). Pursuant to such Agreements, the Company has granted OMC, Shenzhen and PT OYL, respectively, nonexclusive, nontransferable rights and licenses to use the trademark "McQuay" in connection with the sale and marketing of certain products exclusively through Shenzhen's, OMC's and PT OYL's respective international distribution networks. In exchange for such grants, OMC, Shenzhen and PT OYL have each agreed to pay the Company earned royalty payments ranging from 2% to 5% of the accumulated net sales of such products. The Company has been paid or was owed $506,400, $166,000, and $227,000 pursuant to the OMC Agreement, $525,600, $105,000, and $124,000 pursuant to the Shenzhen Agreement, and $11,621, $8,000, and $18,000 pursuant to the PT OYL Agreement for the years ended June 30, 2000, 1999 and 1998 respectively. Each of OMC, Shenzhen, and PT OYL are subsidiaries of OYL.

    In August 1995, the Company entered into an agreement with Wuhan-McQuay Air Conditioning & Refrigeration Company Ltd. ("Wuhan-McQuay"), a joint venture of Wuhan-New World Refrigeration Industrial Company Limited and McQuay Asia (Hong
Kong) Ltd., an OYL subsidiary, to license certain technology and trademarks for use in the People's Republic of China in exchange for a royalty of 2%-3% of net sales. Pursuant to such agreement, Wuhan-McQuay has accrued royalties of $239,700 and $147,500 for the years ended June 30, 2000 and 1999, respectively. Payments are to be paid quarterly contingent on Wuhan-McQuay's financial condition and receipt of approval from the Government of the People's Republic of China.

    The Company secured certain letter of credit facilities totaling
$13.5 million that were supported by letters of credit from OYL, the Company's parent, with $10.0 million in outstanding usage at June 30, 1999. The commitments made under these facilities expired in March 2000. The related letter of credit requirements were transferred over to the New Bank Revolving Credit Facility.

    J & E Hall Limited, a wholly owned, U.K. based subsidiary of the Company, has a short-term credit facility supported by a letter of credit from OYL. Borrowings under this facility totaled $24.1 and $25.3 million at June 30, 2000 and 1999, respectively. This arrangement expires in September 2000, but may be extended annually for successive one-year periods with the consent of OYL and the banks providing the facilities.

18.  INVESTMENT IN AFFILIATES

    The Company has entered into a number of partnerships with local entities throughout the world to maximize its brand name exposure, increase its market penetration and enhance its manufacturing and distribution capabilities. The Company currently has fourteen (14) joint ventures (20% to 50% AMI ownership) accounted for by the equity method, for which the Company recognized $40.1, $27.6, and $35.6 million in sales for fiscal years 2000, 1999 and 1998, respectively. The Company has loans outstanding to eight of the joint ventures for a total principal sum of $3.8 million as of June 30, 2000. Summary financial information for the affiliated companies (20% to 50% owned) is as follows:

                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                  (DOLLARS IN THOUSANDS)
Current assets..............................................  $28,798    $36,413    $33,009
Property, plant and equipment and other assets..............    2,660      7,576      6,284
Current liabilities.........................................   21,693     28,845     27,804
Long-term debt..............................................    3,218      2,667      1,626
Net sales...................................................   59,460     62,676     28,463
Gross profit................................................   15,234     14,502      6,934
Net income (loss)...........................................      223       (477)       192

    Investments in affiliates of $4.8 million is included in Other assets and deferred charges in the Consolidated Balance Sheets at June 30, 2000 and 1999.

19.  OTHER INCOME (EXPENSE)

    During fiscal years ended June 30, 2000, 1999, and 1998, the Company had net other income (expense) of $(1.6), $5.3, and $6.5 million, respectively. In fiscal year 2000, the company recorded a loss of $1.3 million due to the sale of the commercial air conditioning operation in France in October 1999. In fiscal year 1999, the Company recorded $2.9 million in other income as a result of favorable developments in the IRS audit and tax indemnification settlement with former shareholders of the Company as described in Note 14. Additionally, during the fiscal year ended June 30, 1999 the Company recognized a $1.5 million gain related to the termination of a pension plan in Canada and $0.8 million in expense related to the potential sale of the Company. In fiscal year 1998, the Company recognized a gain of $6.6 million on the sale of the industrial fan business. Other expenses, which result from foreign currency and equity affiliate transactions, are also included in other income (expense) for the fiscal years ended June 30, 2000, 1999 and 1998.

20.  YEAR-END ADJUSTMENTS (UNAUDITED)

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

                         REPORT OF INDEPENDENT AUDITORS

Boards of Directors and Stockholder
AAF-McQuay Inc.

    We have audited the consolidated financial statements of AAF-McQuay Inc. and subsidiaries as of June 30, 2000, and June 30, 1999, and for each of the three years in the period ended June 30, 2000 and have issued our report thereon dated August 10, 2000 (included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedule listed in Item 14(a) of this Annual Report on Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

    In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          [LOGO]

Baltimore, Maryland
August 10, 2000

         SCHEDULE II.   VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                AAF-MCQUAY INC.

                             (DOLLARS IN THOUSANDS)

                                                             COL. C
               COL. A                    COL. B             ADDITIONS            COL. D           COL. E
------------------------------------  ------------   -----------------------   ----------       ----------
                                       BALANCE AT    CHARGED TO   CHARGED TO                    BALANCE AT
                                      BEGINNING OF   COSTS AND      OTHER                         END OF
            DESCRIPTION                  PERIOD       EXPENSES     ACCOUNTS    DEDUCTIONS         PERIOD
------------------------------------  ------------   ----------   ----------   ----------       ----------
YEAR ENDED JUNE 30, 2000
Allowance for doubtful
  receivables.......................     $ 7,057       $ 2,218                 $   2,307(a)       $ 6,968
Accrued warranty expense............      28,627        14,963         29         14,180(b)        29,439

YEAR ENDED JUNE 30, 1999
Allowance for doubtful
  receivables.......................     $ 7,361       $   698                 $   1,002(a)       $ 7,057
Accrued warranty expense............      25,813        23,227                    20,413(b)        28,627

YEAR ENDED JUNE 30, 1998
Allowance for doubtful
  receivables.......................     $ 7,629       $ 1,702                 $   1,970(a)       $ 7,361
Accrued warranty expense............      22,212        16,326        (12)        12,713(b)        25,813

------------------------

(a) Uncollectible accounts written off net of recoveries.

(b) Warranty claims honored during the year.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT

    The following table sets forth the name, age, and position of the Company's directors and executive officers.

NAME                            AGE                              POSITION
----                          --------   --------------------------------------------------------
Ho Nyuk Choy................     46      President, Chief Executive Officer and Director

Gerald L. Boehrs............     59      Executive Vice President and Director

Eric R. Roberts.............     42      Group Executive Vice President--McQuay North America

Robert E. Brymer............     42      Group Vice President--AAF Americas

Bruce D. Krueger............     38      Vice President of Finance

Gary R. Boyd................     48      Vice President of Human Resources

Dixie L. Randle.............     47      General Counsel and Secretary

Ronald J. Pederson..........     42      Treasurer

Tan Sri Quek Leng Chan......     57      Director

Liu Wan Min.................     56      Director

Roger Tan Kim Hock..........     53      Director

    HO NYUK CHOY joined AAF-McQuay Inc. in January 2000 as President and Chief Executive Officer and also continues to serve as the Joint Group Managing Director of OYL. Mr. Ho has served as Group Managing Director of OYL since 1993. From 1989 to 1993, he served in various management positions with OYL. Mr. Ho is a Director of McQuay Asia (Hong Kong) Limited and Hume.

    GERALD L. BOEHRS has served as Executive Vice President of the Company since May 1994 and most recently was the Chief Operating Officer of the Filtration Products Group from April 1998 to June 2000. He served as the Chief Operating Officer of the Commercial Air Conditioning Group from May 1996 through
April 1998 and Chief Operating Officer of the Filtration Products Group from
May 1994 to May 1996. From 1992 to 1994, Mr. Boehrs served as Executive Vice President and General Manager of the Filtration Products Group. From 1989 to 1992, he served as Vice President, Technical Support. From 1987 until 1989,
Mr. Boehrs headed the Company's residential HVAC&R business.

    ERIC R. ROBERTS has served as Executive Group Vice President of McQuay North America since June 2000. From October 1999 to June 2000, Mr. Roberts served as Vice President & General Manager of the Applied Air Handling business unit within the McQuay North America Group and was general manager of the business unit since March 1998. Mr. Roberts was Director of Marketing for McQuay International from January 1997 to March 1998. Prior to joining McQuay,
Mr. Roberts was Director of Marketing for Onan Corporation, a division of Cummins Engine Company.

    ROBERT E. BRYMER has served as Group Vice President of AAF Americas since June 2000. From May 1999 to June 2000, Mr. Brymer was Vice President--Sales & Marketing for McQuay International. From May 1998 to May 1999, Mr. Brymer served as a consultant for McQuay International prior to rejoining the Company. From June 1996 to April 1998, he served as President--Air Filtration Division of AAF International. Prior to June 1996, Mr. Brymer served in various executive capacities with AAF since joining them in May 1993 as Director of Marketing. Prior to joining AAF, he served as Vice President of Marketing and Sales for Wedge Innovations for three years and Director of Marketing and various other positions for Skil Tools for seven years.

    BRUCE D. KRUEGER has served as Vice President of Finance of the Company since November 1999. From October 1997 until October 1999, Mr. Krueger served as Vice President and Corporate Controller of the Company. He joined the Company as Vice President and Global Controller of the Air Filtration Division of AAF in January of 1996 and has held senior financial management positions in the air filtration industry since 1992. Prior to 1992, Mr. Krueger served as Director of Internal Audit at Clarcor and was with Coopers & Lybrand from 1984 to 1990.

    GARY R. BOYD has served as Vice President of Human Resources for the Company since July 1997 and as Vice President of Human Resources for McQuay International from February 1996 until July 1997. From 1984 to 1996, Mr. Boyd served in various Human Resources positions at Cummins Engine Company, most recently as Director of Human Resources for Worldwide operations for Onan Corporation, a division of Cummins Engine Company.

    DIXIE L. RANDLE has served as the General Counsel and Secretary of the Company since October 1999. From April 1998 until October 1999, Ms. Randle served as General Counsel and Assistant Secretary, she served as Division General Counsel of the Commercial Air Conditioning Group from July 1994 to April 1998, and from May 1993 to July 1994, as Senior Attorney for the Group. Prior to 1993, she served on the in-house counsel staff of the Lehndorff Group of Companies, a commercial real estate investment and property management group and was with Vinson & Elkins from 1982 to 1987.

    RONALD J. PEDERSON has served as the Treasurer since July 1997. From March 1995 until July 1997, Mr. Pederson served as the Assistant Treasurer of the Company. He served as Manager of Treasury Operations from February 1998 through March 1995.

    TAN SRI QUEK LENG CHAN has served as Executive Chairman of Hume since 1990. He has served as Chairman and Chief Executive Officer of Hong Leong since 1968. Mr. Quek currently serves as Executive Chairman of Hong Leong Credit Berhad, Hong Leong Bank Berhad, Hong Leong Industries Berhad, Hong Leong Properties Berhad, Hume Cemboard Berhad, Camerlin Group Berhad, Tasek Corporation Berhad and Dao Heng Bank Group Limited and as Chairman of Guoco Group Limited, Benchmark Group PLC and HLG Capital Berhad. Mr. Quek is Deputy Chairman of Brierley Investments Limited and a Director of OYL, First Capital
Corporation Ltd, Hong Leong Finance Limited and Thistle Hotels PLC.

    LIU WAN MIN currently serves as Joint Group Managing Director of OYL since January 2000 and has served as Deputy Chairman of OYL since 1993. From 1974 to 1993, Mr. Liu served as Group Managing Director of OYL. From 1996 through 1997, Mr. Liu served as the Group Managing Director of Nanyang Press Bhd, a Hong Leong Group Company.

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

    Each of the Directors of the Company has been a Director since May 2, 1994. All Directors hold office until the next annual meeting of shareholders of the Company and until their successors have been elected and qualified. The Company does not currently pay the Directors any fees for serving on the Board of Directors, although the Company may consider a change in this policy in the future. Executive officers of the Company are elected by and serve at the discretion of the Board of Directors. There are no family relationships among the Directors or executive officers of the Company.

ITEM 11.  EXECUTIVE COMPENSATION

    SUMMARY COMPENSATION TABLE

    The following table sets forth information concerning compensation paid or accrued by the Company to the following individuals for services rendered in all capacities to the Company and its subsidiaries during the 2000, 1999, and 1998 fiscal years: (i) the Chief Executive Officer, (ii) each of the next four most highly compensated executive officers, and (iii) the former Chief Executive Officer and another former executive officer who served in those capacities for a portion of fiscal 2000.

                           SUMMARY COMPENSATION TABLE

                                                                                    LONG TERM
                                                                                   COMPENSATION
                                                                                      AWARDS
                                                     ANNUAL COMPENSATION           ------------
                                              ----------------------------------    SECURITIES
                                                                    OTHER ANNUAL    UNDERLYING     ALL OTHER
NAME AND PRINCIPAL POSITION          YEAR     SALARY $   BONUS $    COMPENSATION   OPTIONS/SARS   COMPENSATION
---------------------------        --------   --------   --------   ------------   ------------   ------------
                                                                        $(A)           #(J)           $(B)
                                                                    ------------   ------------   ------------
Ho Nyuk Choy ....................    2000     223,188     81,667           --            --           3,600
  President and Chief Executive
  Officer and Director(c)

Gerald L. Boehrs ................    2000     225,019     73,067           --            --          12,124
  Executive Vice President and       1999     221,410     56,244           --            --           9,572
  Director                           1998     212,521    125,107(d)    54,940(e)       2.12           7,977

Bruce D. Krueger ................    2000     181,490     47,960           --            --           9,378
  Vice President of Finance          1999     176,539     98,379(f)    61,676(g)         --           7,811
                                     1998     136,146     45,236       43,292(h)       0.97           6,800

Robert E. Brymer ................    2000     170,769     20,381           --            --           6,894
  Group Vice President--AAF          1999      48,846(i)   5,452       92,404(k)         --              --
  Americas                           1998     155,385      5,800           --            --           5,894

Eric R. Roberts .................    2000     161,854     31,546                         --           7,936
  Group Executive Vice               1999     126,827    107,381                         --           9,768
  President--McQuay North America    1998     110,489     57,758                         --           2,896

Joseph B. Hunter ................    2000     224,976         --       26,150(l)         --           5,600
  Former President and Chief         1999     446,376    140,000           --            --          16,267
  Executive Officer                  1998     413,243    225,500           --         22.70          14,988

Michael J. Christopher ..........    2000     198,796     51,206       36,707(l)         --           8,106
  Former Executive Vice President    1999     219,628     36,071           --            --           8,149
                                     1998     205,286     78,409           --          1.92           8,266

--------------------------

(a) Unless otherwise indicated, the aggregate dollar cost to the Company of perquisites and other personal benefits received by the executives did not exceed the lesser of $50,000 or 10% of the total amounts reported in the Salary and Bonus columns.

(b) Represents contributions by the Company to the named executive's account under the Company's 401(k) and other supplemental retirement plans.

(c) Mr. Ho Nyuk Choy was appointed President and Chief Executive Officer in January 2000.

(d) Includes a relocation bonus of $65,342 for Mr. Boehrs' relocation from Minneapolis to Louisville as he assumed the Chief Operating Officer of Filtration Products Group position.

(e) Represents reimbursement for relocation and moving expense. Mr. Boehrs was reimbursed $44,855 for relocation expense including temporary living expense and closing cost. The reimbursement for moving expense totaled $10,085.

(f) Includes a relocation bonus of $81,005 for Mr. Krueger's relocation from Baltimore to Louisville.

(g) Represents reimbursement for relocation and moving expense. Mr. Krueger was reimbursed $49,243 for relocation expenses including temporary living expense and closing cost associated with his move from Baltimore to Louisville. The reimbursement for moving expense totaled $12,443.

(h) Represents reimbursement for relocation and moving expense. Mr. Krueger was reimbursed $33,292 for relocation expenses including temporary living expense and closing cost associated with his move from Louisville to Baltimore. The reimbursement for moving expense totaled $10,000.

(i) Represents salary for approximately three months. Excludes $154,000 paid to Mr. Brymer for consulting services provided to McQuay International from September 1998 to April 1999.

(j)  Represents stock options for shares of AAF-McQuay Group, Inc.

(k) Represents severance benefits following the termination of Mr. Brymer's employment by AAF International.

(l)  Represents severance benefits.

STOCK OPTION PLAN

    In 1997, the Company adopted a Stock Option Plan that provides for the grant of non-qualified stock options to certain members of management and key employees to purchase the common stock of the Company's parent AAF-McQuay
Group Inc. The Company granted options under the stock option plan during fiscal year 1999. The related impact to the Statement of Operations was based on an independent valuation of the Company at or near the grant date.

    There were no options granted during fiscal year 2000.

    The following table presents a summary of the options and their respective fiscal year end values for the three executive officers named in the summary compensation table who held options at the end of fiscal 2000:

    AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END
                               OPTION/SAR VALUES

                                                                 NUMBER OF SECURITIES    VALUE OF UNEXERCISED
                                      SHARES                    UNDERLYING UNEXERCISED       IN-THE-MONEY
                                     ACQUIRED        VALUE         OPTIONS/SARS AT         OPTIONS/SARS AT
                                    ON EXERCISE   REALIZED($)     FISCAL YEAR-END(#)      FISCAL YEAR-END($)
                                    -----------   -----------   ----------------------   --------------------
Gerald L. Boehrs .................      none           0                 2.12                     0
  Executive Vice President

Bruce D. Krueger .................      none           0                 0.97                     0
  Vice President of Finance

Eric R. Roberts ..................      none           0                 0.58                     0
  Group Executive Vice President--
  McQuay North America

EMPLOYMENT AGREEMENT

    On or about April 1, 1999, the Company entered into an Employment Agreement with Mr. Krueger pursuant to which Mr. Krueger agreed to relocate to Louisville, Kentucky, and continue his duties as Corporate Controller for at least two
(2) years at a current base salary of not less than

$172,500 and a relocation bonus, plus reimbursement of moving and related expenses. The agreement provides that if prior to the expiration of the two-year period, Mr. Krueger's employment is terminated other than for cause, the Company must pay Mr. Krueger his then current salary for the greater of the time remaining in the two-year period or six months.

    EMPLOYEE BENEFIT PLANS

    RETIREMENT PLAN. The Company adopted a retirement plan (the "Retirement Plan") in April 1982, which has been subsequently amended and remains in effect for the benefit of certain salaried and hourly employees of the Company. Effective January 1, 1989, benefits for most salaried participants in the Retirement Plan were frozen as of December 31, 1988.

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

    SENIOR EXECUTIVE SEVERANCE PLAN. Effective April 26, 1994 the Company established a Senior Executive Severance Plan (the "Severance Plan") and, pursuant thereto, entered into senior executive severance agreements with certain executive officers of the Company including Mr. Boehrs. Pursuant to the Severance Plan and the applicable agreements, if a participating executive is involuntarily terminated without good cause, the executive officer will be entitled to receive his base salary as then in effect for a maximum period of 12 months and cash in respect of certain retirement benefits. Involuntary termination "without good cause" is defined to include (i) any termination that does not result from material dishonesty, significant fraud, willful negligence or gross and material malfeasance detrimental to the Company or (ii) any requirement that the executive be based or perform services at a new location, a material change in the position, duties, authority or responsibilities of the executive or any decrease in the executive's compensation.

    SALARY CONTINUATION PLAN. Effective January 1, 1990, the Company established an Executive Salary Continuation Plan (the "Salary Continuation Plan") for certain executive officers and key employees of the Company that provides for compensation in the event of retirement or death.

    If a participant retires after he attains the age of 65, the Company must pay to the participant a specified amount ($50,000 per year in the case of Mr. Boehrs) until the earlier of (i) the date of death of the participant or
(ii) the first day of the month following the ninth anniversary of the date of retirement of the participant. The Salary Continuation Plan further provides for adjustments in the event of early retirement. If the participant becomes totally disabled or is terminated involuntarily without good cause, the participant will remain eligible for the benefits. In the event of the death of a participant while actively employed by the Company, the Company will make such payments to the designated beneficiary of the participant. Effective May 22, 1997, Mr. Boehrs is fully vested in all rights upon his termination of employment with the Company, whether voluntary or involuntary, with or without good cause, or due to disability or death, as if Mr. Boehrs had attained the age of 65 at the time of termination, whether or not he has in fact reached that age.

    COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    Mr. Ho Nyuk Choy is the only officer or employee of the Company who participated in deliberations of the Company's Board of Directors concerning executive officer compensation during the last fiscal year. The Company's Board of Directors determines the compensation paid to the President and Chief Executive Officer.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                             PRINCIPAL STOCKHOLDERS

    The following table sets forth information as of September 22, 2000 with respect to the beneficial ownership of shares of the Company's Common Stock by each person known to the Company to own 5% or more of its Common Stock (determined in accordance with the applicable rules of the Commission), by each the Company's directors and current executive officers named in the summary compensation table, and by such directors and executive officers as a group.

                   COMMON STOCK, PAR VALUE $100.00 PER SHARE

NAME                                          NUMBER OF SHARES   PERCENT OUTSTANDING
----                                          ----------------   -------------------
            5% BENEFICIAL OWNERS
--------------------------------------------
AAF-McQuay Group Inc.(a)....................       2,947                 100
  10300 Ormsby Park Pl. Ste 600
    Louisville, KY 40223

      DIRECTORS AND EXECUTIVE OFFICERS
--------------------------------------------
Tan Sri Quek Leng Chan(a)...................       2,947                 100
Liu Wan Min.................................        0.00                   *
Roger Tan Kim Hock..........................        0.00                   *
Ho Nyuk Choy................................        0.00                   *
Gerald L. Boehrs(b).........................        1.41                   *
Bruce D. Krueger(b).........................        0.65                   *
Eric R. Roberts.............................        0.19                   *
Robert E. Brymer............................        0.00                   *
All current directors and executive officers
  as a group (11 persons)(a)................       2,947                 100

------------------------

* Represents less than 1.0% of the aggregate shares of Common Stock outstanding.

(a) AAF-McQuay Group Inc. is a wholly-owned subsidiary of AMG Holdings N.V., a Netherlands corporation (Strawinskylaan 3105, Atrium, 7th Floor, Amsterdam, The Netherlands). AMG Holdings N.V. is a wholly-owned subsidiary of AMG Holdings B.V., a Netherlands corporation (Strawinskylaan 3105, Atrium, 7th Floor, Amsterdam, The Netherlands). AMG Holdings B.V. is a wholly-owned subsidiary of OYL (Jalan Pengapit 15/19, 40000 Shah Alam, Selangor Darul Ehsan, Malaysia). OYL is publicly traded on the Kuala Lumpur Stock Exchange. Approximately 64.4% of the outstanding stock of OYL is owned by Hume, a company also publicly traded on the Kuala Lumpur Stock Exchange. Approximately 50.9% of the outstanding stock of Hume is owned by Hong Leong (Hong Leong Group, Level 10, Wisma Hong Leong, 18 Janlan Perak, 50450 Kuala Lumpur, Malaysia). Tan Sri Quek Leng Chan is a Director of the Company, a Director and the Chairman of AAF-McQuay Group Inc., the Executive Chairman of Hume and a controlling shareholder of Hong Leong.

(b) Includes shares issuable upon exercise of options that are exercisable within 60 days.

SECURITY OWNERSHIP OF MANAGEMENT IN PARENTS OF THE COMPANY

    The following tables set forth information as of June 30, 2000 for OYL and Hume with respect to the beneficial ownership of shares of each of those company's equity securities by the Company's directors and current executive officers who hold such securities and the directors and executive officers as a group.

                OYL ORDINARY SHARES, PAR VALUE RM 1.00 PER SHARE

NAME                                          NUMBER OF SHARES   PERCENT OUTSTANDING
----                                          ----------------   -------------------
Tan Sri Quek Leng Chan......................      84,868,828(a)          64.4
Liu Wan Min.................................       6,000,000              4.6
Ho Nyuk Choy................................          64,000                *

All current directors and executive officers
  as a group (11 persons)...................      90,932,828             69.0

             HUME ORDINARY STOCK UNITS, PAR VALUE RM 1.00 PER UNIT

NAME                                          NUMBER OF SHARES   PERCENT OUTSTANDING
----                                          ----------------   -------------------
Tan Sri Quek Leng Chan......................     123,750,455(b)          50.9
All current directors and executive officers
  as a group (11 persons)...................     123,750,455             50.9

------------------------

*   Less than one percent (1%).

(a) Includes 84,868,828 shares held by Hume, a company publicly traded on the Kuala Lumpur Stock Exchange. Approximately 50.9% of the outstanding stock of Hume is owned by Hong Leong (Hong Leong Group, Level 8, Wisma Hong Leong, 18 Janlan Perak, 50450 Kuala Lumpur, Malaysia). Tan Sri Quek Leng Chan is the Executive Chairman of Hume and a controlling shareholder of Hong Leong.

(b) Includes 123,750,455 shares held by Hong Leong.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Hong Leong and its subsidiary companies, including OYL and the Company, have a policy of buying from related companies whenever feasible. During fiscal years ended June 30, 2000, 1999, and 1998, pursuant to this policy, the Company and various of its subsidiaries sold an aggregate of approximately $9.6, $6.7, and $13.0 million, respectively of the Company's products to various OYL entities in the ordinary course of business. Additionally during fiscal years 2000, 1999, and 1998, the Company purchased approximately $9.1, $1.2, and $2.3 million, respectively, of product from OYL and its subsidiary companies in the ordinary course of business. The Company does not expect a change in this policy and plans to continue to buy from and sell to OYL and Hong Leong related entities in the future.

    The Company has entered into trademark license and royalty agreements with O.Y.L. Manufacturing Company SDN BHD ("OMC") (the "OMC Agreement"), Shenzhen O.Y.L. Electrical Co. Ltd. ("Shenzhen") (the "Shenzhen Agreement") and P.T. O.Y.L. Sentra Manufacturing ("PT OYL") (the "PT OYL Agreement"). Pursuant to such Agreements, the Company has granted OMC, Shenzhen and PT OYL, respectively, nonexclusive, nontransferable rights and licenses to use the trademark "McQuay" in connection with the sale and marketing of certain products exclusively through Shenzhen's, OMC's and PT OYL's respective international distribution networks. In exchange for such grants, OMC, Shenzhen and PT OYL have each agreed to pay the Company earned royalty payments ranging from 2% to 5% of the accumulated net sales of such products. The Company has been paid or was owed $506,400, $166,000, and $227,000 pursuant to the OMC Agreement, $525,600, $105,000, and $124,000 pursuant to the Shenzhen Agreement, and $11,621, $8,000, and $18,000 pursuant to the PT OYL Agreement for the years ended June 30, 2000, 1999, and 1998 respectively. Each of OMC, Shenzhen, and PT OYL are subsidiaries of OYL.

    In August 1995, the Company entered into an agreement with Wuhan-McQuay Air Conditioning & Refrigeration Company Ltd. ("Wuhan-McQuay"), a joint venture of Wuhan-New World Refrigeration Industrial Company Limited and McQuay Asia (Hong
Kong) Ltd., an OYL subsidiary, to license certain technology and trademarks for use in the Peoples Republic of China in exchange for a royalty of 2%-3% of net sales. Pursuant to such agreement, Wuhan-McQuay has accrued royalties of $239,700 through June 30, 2000. Payments are to be paid quarterly contingent on Wuhan-McQuay's financial condition and receipt of approval from the Government of the People's Republic of China.

    OYL has issued a standby letter of credit in the amount of L17.0 million, which supports a wholly-owned subsidiary. OYL had issued a $6.0 million letter of credit supporting a revolving line of credit facility for the Company's subsidiary in Canada, which was terminated in October 1998. No fees were paid to OYL in connection with either letter of credit.

    The Company also had available letter of credit facilities totaling $13.5 and $25 million at June 30, 1999 and 1998, respectively, that are supported by letters of credit from OYL which were fully utilized at June 30, 1999 and 1998. The commitments made under these new facilities expired in March 2000 and were not renewed. No fees were paid to OYL in connection with the letter of credit facilities.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (A)__FINANCIAL STATEMENTS

           1.  Financial Statements

                       Report of the Independent Auditors

                       Consolidated Balance Sheets--at June 30, 2000 and 1999

                       Consolidated Statements of Operations--Years ended June
                           30, 2000, 1999, and 1998

                       Consolidated Statements of Cash Flows--Years ended June
                           30, 2000, 1999, and 1998

                       Consolidated Statements of Stockholder's Equity--Years
                           ended June 30, 2000, 1999, and 1998

                       Consolidated Statements of Comprehensive Income--Years
                           ended June 30, 2000, 1999, and 1998

           2.  Financial Statement Schedules

           II. Valuation and Qualifying Accounts and Reserves

               All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(B) EXHIBITS
------------
       3.1        Articles of Incorporation(1)
       3.2        By-Laws(1)
       4.1        Indenture dated as of February 14, 1996 with IBJ Schroder
                  Bank and Trust Company(2)
       4.2        Form of Note (included in Exhibit 4.1)
      10.1        Executive Employment and Compensation Agreement dated
                  January 1, 1991 with Gerald L. Boehrs(1)
      10.2        Senior Executive Severance Agreement dated April 26, 1994
                  with Gerald L. Boehrs(1)
      10.3        Executive Salary Continuation Agreement dated July 25, 1990 with Gerald L. Boehrs(1)
      10.4        Trademark License and Royalty Agreement dated December 27,
                  1995 with P.T. O.Y.L. Sentra Manufacturing(1)
      10.5        Trademark License and Royalty Agreement dated December 27,
                  1995 with Shenzhan O.Y.L. Electrical Company Ltd.(1)
      10.6        Trademark License and Royalty Agreement dated December 27,
                  1995 with O.Y.L. Manufacturing Company SDN BHD(1)
      10.7        Technology Licensing Agreement dated August 8, 1995 with
                  McQuay-Wuhan Air Conditioning & Refrigeration Company
                  Ltd.(1)
      10.8        Asset Transfer Agreement dated May 29, 1995 by and among AAF
                  Asia Pte., Ltd. and McQuay Air Conditioning (Singapore) Pte.
                  Ltd.(1)
      10.9        Supply and Procurement Agreement dated May 2, 1994 with
                  EnergyLine Systems, Inc.(1)
     10.10        Stock Option Plan effective January 1, 1996(3)
     10.11        Employment Agreement dated April 1, 1999 with Bruce D.
                  Krueger(4)
     10.12        Revolving Credit, Term Loan and Security Agreement dated
                  September 30, 1999 with PNC Bank, N.A.(5)
     10.13        First Amendment to Revolving Credit, Term Loan and Security
                  Agreement dated October 25, 1999, with PNC Bank, N.A.(5)
     10.14        Second Amendment to Revolving Credit, Term Loan and Security
                  Agreement dated November 12, 1999, with PNC Bank, N.A.(5)
       21         Subsidiaries
       24         Power of Attorney
       27         Financial Data Schedule

------------------------

(1) Incorporated by reference to Pre-Effective Amendment Number 1 to the Company's Registration Statement (File No. 33-80701) on Form S-1 as filed with the Securities and Exchange Commission (the "Commission") on January 26, 1996.

(2) Incorporated by reference to the Company's Current Report on Form 8-K as filed with the Commission on April 26, 1996.

(3) Incorporated by reference to the Company's Form 10-Q as filed with the Commission on May 9, 1997.

(4) Incorporated by reference to the Company's 10-K as filed with the Commission on October 1, 1999.

(5) Incorporated by reference to the Company's 10-Q as filed with the Commission on November 16, 1999.

     (C)__REPORTS ON FORM 8-K.

               The Company did not file any reports on Form 8-K for the three month period ended June 30, 2000.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Louisville, State of Kentucky, on September 29, 2000.

                                                       AAF-MCQUAY INC.

                                                       By:               /s/ HO NYUK CHOY
                                                            -----------------------------------------
                                                                           Ho Nyuk Choy
                                                              PRESIDENT AND CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

                  /s/ HO NYUK CHOY
     -------------------------------------------
                    Ho Nyuk Choy                       September 29, 2000
             PRINCIPAL EXECUTIVE OFFICER

                /s/ BRUCE D. KRUEGER
     -------------------------------------------
                  Bruce D. Krueger                     September 29, 2000
              VICE PRESIDENT OF FINANCE
     (PRINCIPAL FINANCE AND ACCOUNTING OFFICER)

The Board of Directors:

            Liu Wan Min
            Ho Nyuk Choy                                   Quek Leng Chan
            Gerald L. Boehrs                               Roger Tan Kim Hock

                By: /s/ HO NYUK CHOY
     -------------------------------------------
                    Ho Nyuk Choy                       September 29, 2000
                  ATTORNEY-IN-FACT

    SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(D) OF THE SECURITIES EXCHANGE ACT 0F 1934 BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

    No annual report or proxy materials have been sent to security-holders during the period covered by this report.