Form 10-Q
period 2000-09-30
AAF MCQUAY INC
filed 2000-11-13
CIK 1005272

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)


[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2000
                               ------------------

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _______ to _______


Commission file number:               33-80701



                                 AAF-MCQUAY INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as Specified in Its Charter)


            DELAWARE                                   41-0404230
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)


10300 ORMSBY PARK PLACE, SUITE 600
      LOUISVILLE, KENTUCKY                                              40223
(Address of Principal Executive Offices)                             (Zip Code)



Registrant's telephone number, including area code   (502) 637-0011
                                                     ---------------

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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,497 shares of Common Stock, par value $100.00 per share, were outstanding as of October 26, 2000.

                                      INDEX

                        AAF-MCQUAY INC. AND SUBSIDIARIES


                                                                                   PAGE
                                                                                   ----
PART I -         Financial Information

Item 1.          Financial Statements (unaudited)

                 Condensed Consolidated Balance Sheets -
                 September 30, 2000 and June 30, 2000...........................     3

                 Consolidated Statements of Operations -
                 Three months ended September 30, 2000 and 1999.................     4

                 Condensed Consolidated Statements of Cash Flows -
                 Three months ended September 30, 2000 and 1999.................     5

                 Consolidated Statements of Comprehensive Income -
                 Three months ended September 30, 2000 and 1999.................     6

                 Notes to the Consolidated Financial Statements.................     7

Item 2.          Management's Discussion and Analysis of Financial
                 Condition and Results of Operations............................    11

Item 7A          Quantitative and Qualitative Disclosure About Market Risk......    13

PART II -        Other Information

Item 1.          Legal Proceedings..............................................    14

Item 6.          Exhibits and Reports on Form 8-K...............................    14

                 Signatures.....................................................    15


PART I:           FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

                        AAF-MCQUAY INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                  (dollars in thousands, except per share data)


                                                                                        September 30,      June 30,
                                                                                            2000             2000
                                                                                            ----             ----
                                       ASSETS
Current assets:
         Cash and cash equivalents..................................................       $ 14,900        $ 11,522
         Accounts receivable........................................................        205,502         204,523
         Inventories................................................................        107,610         103,835
         Other current assets.......................................................          8,548           8,216
                                                                                           --------        --------
                Total current assets................................................        336,560         328,096

Property, plant and equipment, net..................................................        123,631         124,998
Cost in excess of net assets acquired and other identifiable intangibles, net.......        211,602         214,311
Other assets and deferred charges...................................................         16,762          17,995
                                                                                           --------        --------
                Total assets........................................................       $688,555        $685,400
                                                                                           ========        ========

                        LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
         Short-term borrowings......................................................       $ 66,222        $ 57,859
         Current maturities of long-term debt.......................................          6,582           7,319
         Accounts payable, trade....................................................        104,481         105,637
         Accrued warranty...........................................................         20,099          18,743
         Other accrued liabilities..................................................         77,927          77,394
                                                                                           --------        --------
                Total current liabilities...........................................        275,311         266,952

Long-term debt.                                                                             151,775         153,676
Deferred income taxes...............................................................         34,810          34,911
Other liabilities...................................................................         44,262          46,353
                                                                                           --------        --------
                Total liabilities...................................................        506,158         501,892

Stockholder's equity:
         Preferred stock ($1 par value; 1,000 shares authorized, none issued).......             --              --
         Common stock ($100 par value; 8,000 shares authorized, 2,497 shares
                 issued and outstanding)............................................            250             250
         Additional paid-in capital.................................................        179,915         179,915
         Retained earnings..........................................................         18,894          17,864
         Accumulated other comprehensive income (loss)..............................       (16,662)        (14,521)
                                                                                           --------        --------
                Total stockholder's equity..........................................        182,397         183,508
                                                                                           --------        --------
Total liabilities and stockholder's equity..........................................       $688,555        $685,400
                                                                                           ========        ========


                 See Notes To Consolidated Financial Statements

                        AAF-MCQUAY INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                             (dollars in thousands)

                                                                                               Three months ended
                                                                                     --------------------------------------
                                                                                       September 30,        September 30,
                                                                                          2000                 1999
                                                                                     -----------------    -----------------
Net sales...................................................................             $ 215,009            $ 225,127
Cost of sales...............................................................               156,662              165,153
                                                                                     -----------------    -----------------
Gross profit................................................................                58,347               59,974
Operating expenses:
     Selling, general and administrative....................................                44,723               49,868
     Restructuring charges..................................................                 3,506                  178
     Amortization of intangible assets......................................                 2,758                2,829
                                                                                     -----------------    -----------------
                                                                                            50,987               52,875
                                                                                     -----------------    -----------------
Income from operations......................................................                 7,360                7,099
Interest expense, net.......................................................                 5,223                5,873
Other (income) expense, net.................................................                   (96)               2,082
                                                                                     -----------------    -----------------
Income (loss) before income taxes...........................................                 2,233                 (856)
Minority interest loss......................................................                    65                   64
Provision (benefit) for income taxes........................................                 1,138                 (437)
                                                                                     -----------------    -----------------
Net income (loss)...........................................................             $   1,030             $   (483)
                                                                                     =================    =================


                 See Notes To Consolidated Financial Statements

                        AAF-MCQUAY INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                             (dollars in thousands)

                                                                                            Three months ended
                                                                                     --------------------------------------
                                                                                       September 30,        September 30,
                                                                                           2000                 1999
                                                                                     -----------------    -----------------
Cash flows from operating activities
      Net income (loss).........................................................         $  1,030             $   (483)
      Adjustments to reconcile to cash from
           operating activities:
      Depreciation and amortization.............................................            7,319                7,709
      Foreign currency transaction losses.......................................               98                  453
      Changes in operating assets and liabilities...............................           (6,075)              (3,690)
                                                                                     -----------------    -----------------

Net cash from operating activities..............................................            2,372                3,989

Cash flows from investing activities:
      Capital expenditures, net.................................................           (4,392)              (2,278)
                                                                                     -----------------    -----------------
Net cash from investing activities..............................................           (4,392)              (2,278)

Cash flows from financing activities:
      Net borrowings under short-term
        borrowing arrangements..................................................            8,363               10,345
      Payments on long-term-term debt...........................................           (2,637)             (38,106)
      Proceeds from issuance of long-term.......................................                -               30,000
      Payment of debt issuance costs............................................                -               (1,244)
                                                                                     -----------------    -----------------
Net cash from financing activities..............................................            5,726                  995

Effect of exchange rate changes on cash.........................................             (328)                 204
                                                                                     -----------------    -----------------
Net increase in cash and cash equivalents.......................................            3,378                2,910
Cash and cash equivalents at beginning of period................................           11,522                9,168
                                                                                     -----------------    -----------------
Cash and cash equivalents at end of period......................................         $ 14,900            $  12,078
                                                                                     =================    =================


                 See Notes To Consolidated Financial Statements

                        AAF-MCQUAY INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (dollars in thousands)


                                                                                             Three Months Ended
                                                                                     -----------------------------------
                                                                                      September 30,       September 30,
                                                                                          2000                1999
                                                                                     ---------------    ----------------
Net income (loss)...............................................................        $  1,030            $   (483)
Other comprehensive income:.....................................................
       Foreign currency translation adjustments.................................          (2,141)              1,792
                                                                                     ---------------    ---------------
Comprehensive income (loss).....................................................        $ (1,111)            $  1,309
                                                                                     ===============    ================

                 See Notes To Consolidated Financial Statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All inter-company transactions have been eliminated. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-K. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K (the "Annual Report") for the year ended June 30, 2000. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying financial statements reflect the statements of operations for the three months ended September 30, 2000 and 1999, the balance sheets at September 30, 2000 and June 30, 2000, and the consolidated statements of cash flows for the three months ended September 30, 2000 and 1999.

     The operating results for the three months ended September 30, 2000 are not necessarily indicative of the operating results that may be expected for the full year ending June 30, 2001. The Company's period end is the Saturday closest to September 30. For clarity in presentation all periods presented herein are shown to end on the last calendar day of the month.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which was amended by Statement Nos. 137 and 138, in June 1999 and June 2000, respectively. The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that do not receive hedge accounting treatment are adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The adoption of Statement No. 133, as amended, on July 1, 2000 resulted in no cumulative effect of an accounting change being recognized in the consolidated statements of operations or comprehensive income.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB 101"). SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company has not completed its evaluation of the impact that SAB 101 will have on its earnings or financial position. The Company is required to adopt SAB 101 in the fourth quarter of fiscal 2001.

2.  INVENTORIES

     Inventories consist of the following:

                                                                September 30,         June 30,
                                                                    2000                2000
                                                              ----------------    ---------------
                                                                     (dollars in thousands)
FIFO cost:
       Raw materials.....................................        $   41,711           $   42,278
       Work-in-process...................................            22,138               19,313
       Finished goods....................................            44,035               42,325
                                                              ----------------    ---------------
                                                                    107,884              103,916
            LIFO adjustment..............................              (274)                 (81)
                                                              ================    ===============
                                                                 $  107,610           $  103,835
                                                              ================    ===============


3.  OTHER (INCOME) EXPENSE, NET

     During the first quarter of fiscal year 2001, the Company had income of $0.1 million compared to $2.1 million of expense in the first quarter of fiscal 2000. In the first quarter of fiscal 2000, the Company accrued a $1.3 million loss related to the sale of the commercial air conditioning and refrigeration operation in France in October 1999. Additionally, in conjunction with the Company's refinancing, as discussed in Note 5, the Company wrote off certain unamortized income and debt issuance costs resulting in a charge of $318,000 in the first quarter of fiscal 2000. The remaining components of other (income) expense, net resulted from foreign currency and equity affiliate transactions.

4.  PROVISION (BENEFIT) FOR INCOME TAXES

     The tax provisions for the quarters ended September 30, 2000 and 1999 are based on the estimated effective tax rates applicable for the full years, and after giving effect to significant unusual items related specifically to the interim periods. The difference between the Company's reported tax provision (benefit), for the quarters ended September 30, 2000 and 1999, and the tax provision (benefit) computed based on U.S. statutory rates is primarily attributable to nondeductible goodwill amortization and unbenefitted foreign losses.

5.  DEBT AND FINANCIAL INSTRUMENTS

     On September 30, 1999, as further discussed in the Company's Annual Report, the Company entered into a new bank credit agreement. As a result of the bank credit agreement refinancing that took place, the Company wrote off certain unamortized debt issuance costs associated with the previous credit agreement. In addition, the balance of the unamortized income from early termination of a related interest rate swap was eliminated. These actions resulted in a net charge to other (income) expense of $0.3 million in the first quarter of fiscal year 2000.

     In September 2000, the Company sold an interest rate floor with a notional amount of $30 million, which requires the Company to make payments if 3-month LIBOR falls below a certain level. Measurement dates and the maturity date match those contained in the January 2000 swap transaction described below. The Company received a payment of $165,000 as selling price for the floor. In January 2000, the Company entered into an interest rate swap transaction whereby the Company receives a fixed rate and pays a floating rate on the basis of 3-month LIBOR. The January 2000 swap has a three year term and a notional amount of $30 million and effectively converts a portion of the Company's fixed rate borrowings to a floating rate. Measurement dates and the maturity date of the swap match interest payment dates and maturity date of the Company's $125 million Senior Notes.

6.  RESTRUCTURING CHARGES

     During the first quarter of fiscal 2001, the Company approved and commenced restructuring actions in its Commercial Air Conditioning and Refrigeration and Filtration Products groups, recording reserves of $3.5 million. In July 2000, the Company announced its intention to close its manufacturing facility in Scottsboro, Alabama. Related to this closure, the Company recorded a restructuring reserve of $2.0 million primarily representing severance accruals related to the elimination of approximately 330 employees. In addition, the Company also recognized severance accruals approximating $1.5 million related to the elimination of approximately 60 employees in the Commercial Air Conditioning and Refrigeration Group in the United Kingdom and approximately 10 employees in the Filtration Products Group in Germany. Through September 30, 2000, the Company has spent approximately $.8 million of the $3.5 million of reserves recorded in the first quarter of fiscal 2001.

     As described in Note 9 of the Annual Report, the Company implemented several restructuring plans throughout fiscal 2000 in both the Commercial Air Conditioning and Refrigeration and Filtration Products groups. Through September 30, 2000, the Company has spent $3.0 million of the $3.5 million restructuring reserves recorded in fiscal 2000 primarily for severance arrangements.
These restructuring efforts are expected to be completed by the end of fiscal 2001.

7.  COMMITMENTS AND CONTINGENCIES

     PURCHASE COMMITMENTS- The Company secures pricing on a portion of its copper requirements through forward contracts executed with certain suppliers. At September 30, 2000, contracts for 3.75 million pounds of copper were in place. These contracts have various expiration dates through September 30, 2001.

     ENVIRONMENTAL MATTERS - The Company is subject to potential liability under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (CERCLA), and other federal, state and local statutes and regulations governing the discharge of pollutants into the environment and the handling and disposal of hazardous substances and waste. As described in greater detail in Note 15 to the Annual Report, these statutes and regulations, among other things, impose potential liability on the Company for the cost of remediation of contamination arising from the Company's past and present operations and from former operations of other entities at sites later acquired and now owned by the Company. Many of the Company's facilities have operated for many years, and substances, which are or might be considered hazardous were generated, used, and disposed of at some locations, both on- and off-site. Therefore, it is possible that environmental liabilities in addition to those described in Note 15 of the Annual Report may arise in the future. The Company records liabilities if, in management's judgment, environmental assessments or remedial efforts are probable and the costs can be reasonably estimated. These accrued liabilities are not discounted. Such estimates are adjusted if necessary based upon the completion of a formal study or the Company's commitment to a formal plan of action.

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

8. BUSINESS SEGMENTS INFORMATION

     The Company serves the global commercial heating, ventilation, air conditioning and refrigeration ("HVAC&R") industry with two industry segments:
COMMERCIAL AIR CONDITIONING AND REFRIGERATION which includes the manufacture, sale and distribution of heating, ventilating, air conditioning, industrial refrigeration and freezing equipment products; and FILTRATION PRODUCTS which includes the manufacture and sale of air filtration products and systems. Information relating to operations in each industry segment is as follows for the three months ended September 30, 2000 and 1999:


                                                                          THREE MONTHS ENDED
                CLASSIFIED BY INDUSTRY:                                      SEPTEMBER 30,
              --------------------------------                          -----------------------
                                                                          2000           1999
                                                                          ----           ----
                                                                         (DOLLARS IN THOUSANDS)
Net Sales:
     Commercial Air Conditioning and Refrigeration.................     $135,273      $147,900
     Filtration Products...........................................       80,110        77,737
     Eliminations..................................................         (374)         (510)
                                                                        --------      --------
             Total.................................................     $215,009      $225,127
                                                                        ========      ========
Operating Income (Loss):
     Commercial Air Conditioning and Refrigeration.................     $  3,666      $  2,173
     Filtration Products...........................................        4,199         5,302
     Corporate.....................................................         (505)         (376)
                                                                        --------      --------
             Total.................................................     $  7,360      $  7,099
                                                                        ========      ========


Depreciation/Amortization:
     Commercial Air Conditioning and Refrigeration.................       $5,022        $5,198
     Filtration Products...........................................        2,291         2,497
     Corporate.....................................................            6            14
                                                                          ------        ------
             Total.................................................       $7,319        $7,709
                                                                          ======        ======
Capital Expenditures:
     Commercial Air Conditioning and Refrigeration.................       $3,447        $1,443
     Filtration Products...........................................          945           835
                                                                          ------        ------
                  Total............................................       $4,392        $2,278
                                                                          ======        ======


     The Company estimates corporate expenses and determines fixed allocations of these expenses for each business segment at the beginning of the fiscal year. Any over or under allocation of actual expenses incurred results in income or expense reported at the corporate level. The $0.51 and $0.38 million noted above represent the under allocation of expenses for the three month periods ended September 30, 2000 and 1999, respectively. A reconciliation of segment profit to the Company's earnings before taxes for each quarter is as follows:


                                                                          THREE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                         ---------------------
                                                                          2000           1999
                                                                          ----           ----
                                                                         (DOLLARS IN THOUSANDS)
Operating income from business segments..............................    $7,865         $7,475
Under allocation of corporate expenses...............................      (505)          (376)
Interest expense, net................................................     5,223          5,873
Other (income) expense, net..........................................       (96)         2,082
                                                                         ------         ------
Income (loss) before income taxes....................................    $2,233         $ (856)
                                                                         ======         ======



9.  SUBSEQUENT EVENTS

In October 2000, the Company completed the sale of property in Dartford, United Kingdom associated with its industrial refrigeration business. Proceeds from the sale of approximately $6.9 million will be used to reduce debt. The Company expects to report a gain of approximately $4.8 million before tax, related to the sale, in its second quarter fiscal 2001 results. Any tax liability associated with the gain will likely be offset by the tax benefit resulting from current year operating losses of the industrial refrigeration business.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      NET SALES for the first quarter of fiscal 2001 were $215.0 million. This represents a decrease of $10.1 million, or 4.5%, from $225.1 million for the first quarter of fiscal 2000. The decline in net sales is primarily attributable to the sale of the Company's commercial air conditioning operation in France in October 1999, which represents $11.6 million of the decrease. Additionally, the Company estimates that approximately $7.9 million of the decrease in net sales is attributable to the impact of unfavorable currency trends in translating European sales activity. Excluding the sale of the operation in France and unfavorable currency impact, net sales for the first quarter of fiscal 2001 increased $9.5 million or 4.6%.

     COMMERCIAL AIR CONDITIONING AND REFRIGERATION GROUP net sales decreased $12.6 million, or 8.5%, to $135.3 million in the first quarter of fiscal 2001 as compared to $147.9 million in the first quarter in fiscal 2000. The sale of the operation in France represented $11.6 million of the decrease, with another estimated $3.4 million due to the impact of unfavorable currency trends in translating European sales activity. Excluding these two items, net sales increased $2.4 million or 1.8%. The increase is primarily attributable to improved applied air handling systems sales and increased field service revenue in North America. Applied air handling net sales increased 15.9% primarily due to continued strong demand for rooftop and self contained units. Service revenue increased 14.9% due to increased project and after market service work in the first quarter of fiscal 2001 versus 2000. These increases were partially offset by net sales decreases in chiller and applied terminal systems units in North America. Chiller product net sales decreased 8.5% and applied terminal systems net sales decreased 11.9% in the first quarter of fiscal year 2001 compared to the first quarter of fiscal year 2000. Chiller net sales decreased primarily due to softer demand for centrifugal and reciprocating chillers, while the decrease in applied terminal systems sales is attributable to lower than anticipated unit ventilator sales. European net sales for the first quarter of fiscal 2001 were essentially flat with the first quarter of fiscal 2000 after excluding the sale of the operation in France and the unfavorable currency translation impact.

     Backlog for the Commercial Air Conditioning and Refrigeration Group was $130 million at September 30, 2000 as compared to $124 million at June 30, 2000 and $129 million at September 30, 1999, excluding backlog related to the operation in France.

     FILTRATION PRODUCTS GROUP net sales were $80.1 million in the first quarter of fiscal 2001, an increase of $2.4 million, or 3.1%, from $77.7 million in the first quarter of fiscal 2000. Excluding the impact of unfavorable currency trends on translating European sales activity, which the Company estimates at $4.6 million, net sales increased $7.0 million or 9.5%. Domestic sales increased 4.1% primarily due to strong clean room sales in the first quarter of fiscal 2001 versus 2000. International sales, excluding the impact of unfavorable currency trends, increased $4.2 million or 11.4% primarily due to improving market conditions in Asia and strong air pollution control sales in Europe, partially offset by decreased sales in Latin America.

     GROSS PROFIT was $58.3 million or 27.1% of sales for the first quarter of fiscal 2001 versus $60.0 million or 26.6% of sales for the first quarter of fiscal 2000. In the Commercial Air Conditioning and Refrigeration Group, gross profit as a percentage of sales was 26.5% and 24.5% in the first quarter of fiscal 2001and 2000, respectively. This increase in gross margin resulted primarily from improved price management in chiller products and certain manufacturing efficiencies achieved in the applied air handling systems business unit. The Filtration Products Group's gross profit as a percentage of sales decreased in the first quarter from 30.5% in fiscal 2000 to 28.1% in the first quarter of fiscal 2001. This decrease is primarily attributable to competitive pricing pressures in North America, Europe, and Asia in the replacement filter business. Also, lower margin jobs in the Machinery Filtration and Acoustical Systems (MFAS) business in Europe contributed to the overall decline in gross margins.

     OPERATING EXPENSES were $51.0 million or 23.7% of sales for the first quarter of fiscal 2001 as compared to $52.9 million or 23.5% of sales for the first quarter of fiscal 2000. Excluding amortization and restructuring charges, operating expenses were $44.7 million or 20.8% of sales as compared to $49.9 million or 22.2% of sales in the first quarter of the prior year. This decrease is primarily attributable to lower commissions due to favorable sales mix and continued focus on cost control.

     INCOME FROM OPERATIONS for the first quarter of fiscal years 2001 and 2000, excluding amortization and restructuring charges, was $13.6 million and $10.1 million, respectively. As a percentage of sales, income from operations increased from 4.5% to 6.3% for the first quarters of fiscal years 2000 and 2001, respectively. The Commercial Air Conditioning and Refrigeration Group had an increase in income from operations from $3.9 million, or 2.6% of sales, to $8.2 million, or 6.1% of sales, for the first quarter of fiscal year 2000 and 2001, respectively. The Filtration Products group had a decrease in income from operations from $6.6 million, or 8.5% of sales in the first quarter of fiscal 2000, to $5.9 million, or 7.4% of sales, for the first quarter of fiscal 2001.

     INTEREST EXPENSE, NET was $5.2 million in the first quarter of fiscal 2001 as compared to $5.9 million for the first quarter of fiscal 2000. This decrease is primarily attributable to lower debt levels.

     OTHER (INCOME) EXPENSE, NET for the first quarter of fiscal 2001 was $(0.1) million compared to $2.1 million in the first quarter of fiscal 2000. See Note 3 to the unaudited condensed consolidated financial statements for further discussion.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity needs are provided by cash generated from operating activities and supplemented when necessary by short-term credit facilities. During the first quarter of fiscal 2001, funds generated by operating activities were $2.4 million as compared to $4.0 million of funds generated in the prior fiscal year for the comparable period. During the first quarter of fiscal 2001, cash used in investing activities, which is comprised of capital expenditures, totaled $4.4 million. Capital spending for the first quarter increased from $2.3 million in the prior year to $4.4 million this year due to the relocation of the Scottsboro, Alabama operation to the consolidated air handling operation in Minnesota and new product development. After September 30, 2000, the Company completed the sale of property in the United Kingdom associated with the industrial refrigeration business. Proceeds from the sale of approximately $6.9 million will be used to reduce debt.

     On September 30, 1999, the Company refinanced its U.S. bank credit facilities with a Term Loan of $30 million and a Revolving Credit Facility of $90 million (" Bank Credit Agreement"). The Bank Credit Agreement has a three-year term, was used to retire all obligations under the previous bank agreement and is designed to provide added flexibility and borrowing availability. At September 30, 2000, remaining borrowing availability under the Revolving Credit portion of the Bank Credit Agreement was $44 million. Total net payments on long-term debt for the first quarter of fiscal 2001were $2.6 million. Short-term borrowings increased by $8.4 million during the quarter to fund the increased capital spending and working capital investments.

     A short-term credit facility provided to a subsidiary of the Company is supported by a letter of credit from the Company's parent, O.Y.L. Industries Berhad (OYL), which expires on November 30, 2000. This support arrangement may be extended for additional time periods with the consent of OYL and the bank providing the facilities.

     Management believes, based upon current levels of operations and forecasted earnings, that cash flows from operations, together with borrowings under the Bank Credit Agreement and other short-term credit facilities, will be adequate to make payments of principal and interest on debt, to permit anticipated capital expenditures and to fund working capital requirements and other cash needs. Nevertheless, the Company will remain leveraged to a significant extent and its debt service obligations will continue to be substantial. If the Company's sources of funds were to fail to satisfy the Company's requirements, the Company may need to refinance its existing debt or obtain additional financing. There is no assurance that any such new financing alternatives would be available, and, in any case, such new financing (if available) would be expected to be more costly and burdensome than the debt agreements currently in place.

EURO CONVERSION

     Management has initiated an internal analysis of and planning for the effect the adoption of the Euro currency by the European Union ("EU") countries will have on the operating and financial condition of the Company. The Euro's adoption as the EU's currency is not expected to have a material effect on the Company's operating results or competitive position. The Company's financial systems are Euro compliant and opportunities will continue to be investigated for European-wide system infrastructures.

FORWARD-LOOKING STATEMENTS

      When used in this report by management of the Company, from time to time, the words "believes," "anticipates," and "expects" and similar expressions are intended to identify forward-looking statements that involve certain risks and uncertainties. A variety of factors could cause actual results to differ materially from those anticipated in the Company's forward-looking statements, some of which include risk factors previously discussed in this and other SEC reports filed by the Company. These risk factors include, but are not limited to, general economic conditions, environmental laws and regulations, a weakening in Latin American and Asian markets, unforeseen competitive pressures, warranty expenses, market acceptance of new products, unseasonably cool spring or summer weather, the inability to meet debt covenants, unforeseen difficulties in maintaining mutually beneficial relationships with strategic partnerships and alliances, and the results of restructuring activities. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date thereof. The Company undertakes no obligation to publicly release the results of any events or circumstances after the date hereof to reflect the occurrence of unanticipated events.

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


                               AAF-MCQUAY INC.


November 10, 2000              By:    /S/   BRUCE D. KRUEGER
                                      ------------------------
                                      Bruce D. Krueger
                                      Vice President of Finance
                                      (Principal Finance and Accounting Officer)

                                Exhibit Index


NUMBER                      DESCRIPTION
------                      -----------
27                          Financial Data Schedule (filed herewith)
