Form 10-Q
period 2000-12-30
AAF MCQUAY INC
filed 2001-02-09
CIK 1005272

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended DECEMBER 30, 2000

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


For the transition period from  _______ to _______


Commission file number:          33-80701



                                 AAF-MCQUAY INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as Specified in Its Charter)


            DELAWARE                                    41-0404230
------------------------------------       -----------------------------------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)


10300 ORMSBY PARK PL. STE 600, LOUISVILLE, KENTUCKY               40223
---------------------------------------------------              --------
(Address of Principal Executive Offices)                        (Zip Code)


Registrant's telephone number, including area code   (502) 637-0011
                                                     ------------------


                             NOT APPLICABLE
-------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report.

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

                                      INDEX

                        AAF-MCQUAY INC. AND SUBSIDIARIES

                                                                                                   PAGE
                                                                                                   ----

PART I -         Financial Information..................................................             3

Item 1.          Financial Statements (unaudited).......................................             3

                 Condensed Consolidated Balance Sheets as of -
                 December 31, 2000 and June 30, 2000....................................             3


                 Consolidated Statements of Operations -
                 Three and Six Months Ended December 31, 2000 and 1999..................             4

                 Condensed Consolidated Statements of Cash Flows -
                 Six Months Ended December 31, 2000 and 1999............................             5

                 Consolidated Statements of Comprehensive Income -
                 Three and Six Months Ended December 31, 2000 and 1999..................             6

                 Notes to the Consolidated Financial Statements.........................             7

Item 2.          Management's Discussion and Analysis of Financial
                 Condition and Results of Operations....................................            11

Item 3.          Quantitative and Qualitative Disclosures about Market Risk.............            13

PART II -        Other Information......................................................            15

Item 1.          Legal Proceedings......................................................            15

Item 6(b).       Reports on Form 8-K....................................................            15

                 Signatures.............................................................            16


PART I:           FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

                        AAF-MCQUAY INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                    (dollars in thousands, except share data)

                                                                                     DECEMBER 31,         JUNE 30,
                                                                                         2000               2000
                                                                                   ----------------    --------------
                                      ASSETS
Current assets:
         Cash and cash equivalents.................................................      $ 10,001          $ 11,522
         Accounts receivable.......................................................       193,862           204,523
         Inventories...............................................................       105,115           103,835
         Other current assets......................................................         8,871             8,216
                                                                                   ----------------    --------------
                Total current assets...............................................       317,849           328,096

Property, plant and equipment, net.................................................       119,366           124,998
Cost in excess of net assets acquired and other identifiable intangibles, net......       208,537           214,311
Other assets and deferred charges..................................................        16,618            17,995
                                                                                   ----------------    --------------
                Total assets.......................................................      $662,370          $685,400
                                                                                   ================    ==============

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
         Short-term borrowings.....................................................      $ 49,737          $ 57,859
         Current maturities of long-term debt......................................         6,040             7,319
         Accounts payable, trade...................................................       102,030           105,637
         Accrued warranty..........................................................        19,586            18,743
         Accrued employee compensation.............................................        26,738            29,784
         Other accrued liabilities.................................................        49,109            47,610
                                                                                   ----------------    --------------
                Total current liabilities..........................................       253,240           266,952

Long-term debt.....................................................................       145,560           153,676
Deferred income taxes..............................................................        33,772            34,911
Other liabilities..................................................................        44,242            46,353
                                                                                   ----------------    --------------
                Total liabilities..................................................       476,814           501,892

Stockholders' equity:
         Preferred stock ($1 par value; 1,000 shares authorized, none issued)......            --                --
         Common stock ($100 par value; 8,000 shares authorized, 2,497 shares
                 issued and outstanding)...........................................           250               250
         Additional paid-in capital................................................       179,915           179,915
         Retained earnings.........................................................        21,081            17,864
         Accumulated other comprehensive loss......................................      (15,690)          (14,521)
                                                                                   ----------------    --------------
                Total stockholders' equity.........................................       185,556           183,508
                                                                                   ----------------    --------------
Total liabilities and stockholders' equity.........................................      $662,370          $685,400
                                                                                   ================    ==============

                        AAF-MCQUAY INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                             (dollars in thousands)

                                            THREE MONTHS ENDED              SIX MONTHS ENDED
                                               DECEMBER 31,                   DECEMBER 31,
                                        ---------------------------   -----------------------------
                                             2000          1999            2000            1999
                                        -------------  ------------   -------------   -------------
Net sales............................       $211,877     $ 202,188       $ 426,886       $ 427,315
Cost of sales........................        159,212       151,659         315,873         316,812
                                        -------------  ------------   -------------   -------------
Gross profit.........................         52,665        50,529         111,013         110,503
Operating expenses:
     Selling, general and
       administrative................         42,687        44,333          87,410          94,201
      Restructuring..................          3,041            --           6,547             178
     Amortization of intangible assets         2,759         2,777           5,517           5,606
                                        -------------  ------------   -------------   -------------
                                              48,487        47,110          99,474          99,985
                                        -------------  ------------   -------------   -------------
Income from operations...............          4,178         3,419          11,539          10,518
Interest expense, net................          5,072         5,546          10,295          11,419
Gain on sale of property.............         (4,538)          ---          (4,538)            ---
Other (income) expense, net..........           (366)         (220)           (462)          1,862
                                        -------------  ------------   -------------   -------------
Income (loss) before income taxes....          4,010        (1,907)          6,244          (2,763)
Minority interest loss...............            (27)          (72)            (92)           (136)
Provision (benefit) for income taxes.          1,797          (294)          2,936            (731)
                                        -------------  ------------   -------------   -------------
Net income (loss)....................        $ 2,186     $  (1,685)       $  3,216       $  (2,168)
                                        =============  ============   =============   =============


                        AAF-MCQUAY INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                             (dollars in thousands)

                                                                 SIX MONTHS ENDED
                                                                    DECEMBER 31,
                                                              -----------------------
                                                                 2000         1999
                                                              ---------    ----------
Cash flows from operating activities:
      Net income (loss) ....................................   $  3,216    $ (2,168)
      Adjustments to reconcile to cash from
           operating activities:
      Restructuring charges ................................      6,547         178
      Depreciation and amortization ........................     14,668      15,121
      Loss on sale of business .............................       --         1,331
      Gain on sale of property .............................     (4,538)       --
      Other non-cash items, net ............................       (511)        228
      Changes in operating assets and liabilities ..........     (2,914)      9,339
                                                               --------    --------

Net cash from operating activities .........................     16,468      24,029

Cash flows from investing activities:
      Capital expenditures, net ............................     (6,944)     (3,277)
      Proceeds from sale of business .......................       --        12,996
      Proceeds from sale of property .......................      6,922        --
                                                               --------    --------
Net cash from investing activities .........................        (22)      9,719

Cash flows from financing activities:
      Net repayments under short-term borrowing arrangements     (8,122)    (18,620)
      Payments on long-term debt ...........................     (4,633)    (39,995)
      Proceeds from issuance of long-term debt .............        238      30,000
      Repurchase of senior notes ...........................     (4,500)       --
      Payments of debt issuance costs ......................       --        (1,334)
                                                               --------    --------
Net cash from financing activities .........................    (17,017)    (29,949)

Effect of exchange rate changes on cash ....................       (950)        214
                                                               --------    --------
Net increase (decrease) in cash and cash equivalents .......     (1,521)      4,013
Cash and cash equivalents at beginning of period ...........     11,522       9,168
                                                               --------    --------

Cash and cash equivalents at end of period .................   $ 10,001    $ 13,181
                                                               ========    ========

                        AAF-MCQUAY INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (unaudited)
                             (dollars in thousands)

                                                 THREE MONTHS ENDED     SIX MONTHS ENDED
                                                     DECEMBER 31,         DECEMBER 31,
                                                  -----------------    ------------------
                                                    2000      1999       2000      1999
                                                  -------   -------    -------   --------
Net income (loss)..............................   $ 2,186   $(1,685)   $ 3,216    $(2,168)
Other comprehensive income (loss):
    Foreign currency translation adjustments ..     1,016    (1,771)    (1,169)        21
    Write off of accumulated foreign currency
         translation adjustments due to sale of
         business .............................      --         829       --          829
                                                  -------   -------    -------    -------
Comprehensive income (loss) ...................   $ 3,202   $(2,627)   $ 2,046    $(1,318)
                                                  =======   =======    =======    =======

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All inter-company transactions have been eliminated. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K (the "Annual Report") for the year ended June 30, 2000. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

         The operating results for the six months ended December 31, 2000 are not necessarily indicative of the operating results that may be expected for the full year ending June 30, 2001. The Company's period end is the Saturday closest to December 31. For clarity in presentation all periods presented herein are shown to end on the last calendar day of the month. Certain reclassifications of amounts in the consolidated financial statements have been made to reflect comparability.

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

2.  INVENTORIES

Inventories consist of the following:                     DECEMBER 31,          JUNE 30,
                                                              2000               2000
                                                       -----------------    ---------------
                                                              (DOLLARS IN THOUSANDS)
      FIFO cost:
            Raw materials.............................        $ 42,827           $ 42,278
            Work-in-process...........................          17,954             19,313
            Finished goods............................          45,250             42,325
                                                       -----------------    ---------------
                                                               106,031            103,916
            LIFO adjustment..........................             (916)               (81)
                                                       -----------------    ---------------
                                                              $105,115          $ 103,835
                                                       =================    ===============

3. OTHER (INCOME) EXPENSE

GAIN ON SALE OF PROPERTY

In October 2000, the Company completed the sale of property in Dartford, United Kingdom associated with its industrial refrigeration business resulting in a gain of $4.5 million before taxes. Proceeds from the sale of approximately $6.9 million were used to reduce debt.

OTHER (INCOME) EXPENSE, NET

         Year-to-date the Company had other income of $0.5 million as compared to other expense of $1.9 million for the same period in fiscal 2000. The year-to-date increase is primarily related to events that occurred in the first quarters of fiscal 2001and 2000. In the second quarter of fiscal 2001, the Company repurchased $5 million of its Senior Notes at a discount resulting in a net gain of approximately $0.4 million before taxes. See Note 5 for further discussion. During the first quarter of fiscal 2000, the Company accrued a $1.3 million loss related to the sale of the commercial air conditioning and refrigeration operation in France. Additionally, in conjunction with the Company's refinancing the Company wrote off certain unamortized income and debt issuance costs resulting in a charge of $0.3 million in the first quarter of fiscal 2000.

4.  PROVISION FOR INCOME TAXES

         The tax provisions for the three months and six month periods ended December 31, 2000 and 1999 are based on the estimated effective tax rates applicable for the full years, and after giving effect to significant unusual items related specifically to the interim periods. The difference between the Company's reported tax provision, for the three months and six month periods ended December 31, 2000 and 1999, and the tax provision computed based on U.S. statutory rates is primarily attributable to nondeductible goodwill amortization and unbenefitted foreign losses. Additionally, the Company's effective tax rate for the three- month and six-month period ended December 31, 1999 reflects the effect of the sale of a foreign subsidiary.

5.  DEBT AND FINANCIAL INSTRUMENTS

         In December 2000, the Company repurchased $5 million of its Senior Notes at a discount, resulting in a gain of approximately $0.4 million after write off of associated debt issuance costs. The Company plans to hold these repurchased notes until their maturity in February 2003. The balance of Senior Notes held outside the Company after the repurchase and included in the Company's long-term debt at December 31, 2000 was $120 million.

         In September 2000, the Company sold an interest rate floor with a notional amount of $30 million, which requires the Company to make payments if 3-month LIBOR falls below a certain level. Measurement dates and the maturity date match those contained in the January 2000 swap transaction described below. The Company received a payment of $165,000 as selling price for the floor. In January 2000, the Company entered into an interest rate swap transaction whereby the Company receives a fixed rate and pays a floating rate on the basis of 3-month LIBOR. The January 2000 swap has a three year term and a notional amount of $30 million and effectively converts a portion of the Company's fixed rate borrowings to a floating rate. Measurement dates and the maturity date of the swap match interest payment dates and maturity date of the Company's Senior Notes. The Company records its swap and floor at fair market value. The net result of these positions recognized in operations for the six months ended December 31, 2000 was $0.3 million.

6.  RESTRUCTURING CHARGES

         During the second quarter of fiscal 2001, the Company approved and commenced additional restructuring actions in its United Kingdom Commercial Air Conditioning and Refrigeration Group, recording reserves of approximately $3.0 million. The $3.0 million reserve primarily represents severance accruals related to the elimination of approximately 110 employees in its air handling, plate freezer, and compressor manufacturing units. The Company has spent approximately $1.7 million of the recorded reserve through December 31, 2000.

         During the first quarter of fiscal 2001, the Company approved and commenced restructuring actions in its Commercial Air Conditioning and Refrigeration and Filtration Products groups, recording reserves of $3.5 million. In July 2000, the Company announced its intention to close its manufacturing facility in Scottsboro, Alabama. Related to this closure, the Company recorded a restructuring reserve of $2.0 million primarily representing severance accruals related to the elimination of approximately 330 employees. In addition, the Company also recognized severance accruals approximating $1.5 million related to the elimination of approximately 60 employees in the Commercial Air Conditioning and Refrigeration Group in the United Kingdom and approximately 10 employees in the Filtration Products Group in Germany. Through December 31, 2000, the Company has spent approximately $1.6 million of the $3.5 million of reserves recorded in the first quarter of fiscal 2001.

         As described in Note 9 of the Annual Report, the Company implemented several restructuring plans throughout fiscal 2000 in both the Commercial Air Conditioning and Refrigeration and Filtration Products groups. Through December 31, 2000, the Company has spent $3.1 million of the $3.5 million restructuring reserves recorded in fiscal 2000 primarily for severance arrangements.

All these restructuring efforts are expected to be completed by the end of fiscal 2001.

7.  COMMITMENTS AND CONTINGENCIES

         PURCHASE COMMITMENTS- The Company secures pricing on a portion of its copper requirements through forward contracts executed with certain suppliers. At December 31, 2000, contracts for 2.3 million pounds of copper were in place. These contracts have various expiration dates through September 30, 2001.

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

         The Company does not believe that the potential liability from the ultimate outcome of environmental and litigation matters will have a material adverse effect.

8. BUSINESS SEGMENTS INFORMATION

         The Company serves the global commercial heating, ventilation, air conditioning and refrigeration ("HVAC&R") industry with two industry segments:
Commercial Air Conditioning and Refrigeration, the manufacture, sale and distribution of heating, ventilating, air conditioning, industrial refrigeration products, and Filtration Products, the manufacture and sale of air filtration products and systems. Information relating to operations in each industry segment is as follows as of and for the three and six months ended December 31, 2000 and 1999:

                                                      THREE MONTHS ENDED           SIX MONTHS ENDED
                                                          DECEMBER 31,                DECEMBER 31,
                CLASSIFIED BY INDUSTRY                 2000         1999           2000         1999
                ----------------------                 ----         ----           ----         ----
                                                                        (DOLLARS IN THOUSANDS)
Net Sales:
     Commercial Air Conditioning and Refrigeration   $ 128,547    $ 121,555    $ 263,820    $ 269,455
     Filtration Products .........................      84,410       80,996      164,520      158,733
     Eliminations ................................      (1,080)      (1,454)        (363)        (873)
                                                     ---------    ---------    ---------    ---------
             Total ...............................   $ 211,877    $ 202,188    $ 426,886    $ 427,315
                                                     =========    =========    =========    =========
Operating Income (Loss):
     Commercial Air Conditioning and Refrigeration   $     336    $  (1,579)   $   4,002    $     594
     Filtration Products .........................       4,293        4,988        8,492       10,290
     Corporate ...................................        (451)          10         (956)        (366)
                                                     ---------    ---------    ---------    ---------
             Total ...............................   $   4,178    $   3,419    $  11,539    $  10,518
                                                     =========    =========    =========    =========
Depreciation/Amortization:
     Commercial Air Conditioning and Refrigeration   $   5,039    $   4,957    $  10,062    $  10,155
     Filtration Products .........................       2,303        2,447        4,594        4,944
     Corporate ...................................           6            8           12           22
                                                     ---------    ---------    ---------    ---------
             Total ...............................   $   7,348    $   7,412    $  14,668    $  15,121
                                                     =========    =========    =========    =========
Capital Expenditures:
     Commercial Air Conditioning and Refrigeration   $   1,672    $     402    $   5,119    $   1,845
     Filtration Products .........................         880          597        1,825        1,432
                                                     ---------    ---------    ---------    ---------
                  Total ..........................   $   2,552    $     999    $   6,944    $   3,277
                                                     =========    =========    =========    =========

         The Company estimates corporate expenses and determines fixed allocations of these expenses for each business segment at the beginning of the fiscal year. Any over or under allocation of actual expenses incurred results in income or expense reported at the corporate level. A reconciliation of segment profit to the Company's earnings before taxes for each quarter is as follows:

                                                 THREE MONTHS ENDED       SIX MONTHS ENDED
                                                     DECEMBER 31,           DECEMBER 31,
                                                  2000         1999       2000         1999
                                                  ----         ----       ----         ----
                                                            (DOLLARS IN THOUSANDS)
Operating income from business segments .....   $  4,629    $  3,409    $ 12,495    $ 10,884
Over (under) allocation of corporate expenses       (451)         10        (956)       (366)
Interest expense, net .......................      5,072       5,546      10,295      11,419
Other (income) expense, net .................     (4,904)       (220)     (5,000)      1,862
                                                --------    --------    --------    --------
Income (loss) before income taxes ...........   $  4,010    $ (1,907)   $  6,244    $ (2,763)
                                                ========    ========    ========    ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         RESULTS OF OPERATIONS

         NET SALES were $211.9 million in the three months ended December 31, 2000, which represents an increase of $9.7 million, or 4.8%, as compared to $202.2 million for the same period in the prior year. Net sales decreased $0.4 million, or 0.1% to $426.9 million from $427.3 million for the six months ended December 31, 2000 and 1999, respectively. In October 1999, the Company sold its commercial air conditioning operation in France, which had sales of $11.6 million in the first six months of fiscal 2000. Additionally, the Company estimates that sales have decreased by approximately $10.3 million and $18.3 million for the three months and six months ending December 31, 2000, respectively, due to the impact of unfavorable currency trends in translating European sales. Excluding the net sales attributable to the operation in France for fiscal 2000 and currency impact, net sales for the three months and six months ended December 31, 2000 increased $20.0 million or 9.9% and $29.5 million or 6.9%, respectively, as compared to the corresponding period of the prior year.

         COMMERCIAL AIR CONDITIONING AND REFRIGERATION GROUP net sales for the three months ended December 31, 2000 increased $7.0 million, or 5.8%, to $128.5 million as compared to $121.5 million for the three months ended December 31, 1999. Additionally, the Company estimates that sales have decreased by approximately $4.6 million for the three months ended December 31, 2000 due to the impact of unfavorable currency trends in translating European sales. Excluding the currency impact, net sales increased $11.6 million or 9.5%. This increase is the result of an 11.0% increase in domestic sales, and a 5.9% increase in international sales. The domestic sales increase is primarily attributable to increased applied air handling product demand in the quarter (principally rooftop and self-contained) and increased service revenue. Applied air handling sales increased 10.4% from the prior quarter while service revenues increased 20.1%. The increase in international sales is primarily the result of consolidation of the Company's Spanish operation, which became a wholly owned subsidiary in July 2000.

         Year-to-date sales decreased $5.6 million, or 2.1%, to $263.8 million from $269.4 million. This decrease is primarily attributable to the sale of the commercial air conditioning and refrigeration operation in France in October 1999. Additionally, the Company estimates that approximately $8.0 million of the decrease is due to the impact of unfavorable currency trends in translating European sales. Excluding these two items, net sales increased $14.0 million, or 5.4%. This increase is the result of a 5.8% increase in domestic sales and a 4.3% increase in international sales. The increase in domestic sales is primarily attributable to increased applied air handling product demand (principally rooftop and self-contained) and increased service revenue. Applied air handling sales increased 13% from the prior year, while service revenues increased 17.3%. The increase in international sales is primarily the result of consolidation of the Company's Spanish operation, which became a wholly owned subsidiary in July 2000.

         Backlog for the Commercial Air Conditioning and Refrigeration Group was $116 million at December 31, 2000 as compared to $124 million and $100 million at June 30, 2000 and December 31, 1999, respectively.

         FILTRATION PRODUCTS GROUP net sales for the three months ended December 31, 2000 increased $3.4 million, or 4.2%, to $84.4 million as compared to $81.0 million for the three months ended December 31, 1999. The Company estimates that sales have decreased by approximately $5.7 million for the second quarter of fiscal 2001 due to the impact of unfavorable currency trends in translating European sales. Excluding the currency impact, net sales increased $9.1 million or 11.3%. This increase is the result of a 4.2% increase in domestic sales, and a 16.5% increase in international sales. The increase in domestic sales is primarily attributable to continued strong clean room market demand and Machinery Filtration and Acoustical Systems "MFAS" activity. The increase in international sales is primarily due to improving market conditions in Asia, strong air pollution control "APC" sales in Europe, and increased APC projects in Latin America this quarter versus the prior year.

         Year-to-date sales increased $5.8 million, or 3.6%, to $164.5 million from $158.7 million for the six months ended December 31, 1999. The Company estimates that sales have decreased by approximately $10.3 million for the first six months of fiscal 2001 due to the impact of unfavorable currency trends in translating European sales. Excluding the currency impact, net sales increased $16.1 million or 10.1% for the six months ended December 31, 2000 versus 1999. Domestic sales increased 4.1%, while international sales increased 13.5%. The increase in domestic sales is primarily attributable to strong clean room demand and MFAS activity, while the increase in international sales is attributable to improving market conditions in Asia across all product lines, and strong APC sales in Europe.

         GROSS PROFIT increased to $52.7 million, or 24.9% of sales, for the three months ended December 31, 2000 as compared to $50.5 million, or 25.0% of sales, for the three months ended December 31, 1999. Year-to-date gross profit increased slightly to $111.0 million, or 26.0% of sales, from $110.5 million, representing 25.9% of sales, for the six months ended December 31, 1999. In the Commercial Air Conditioning and Refrigeration Group, year-to-date gross profit as a percentage of sales was 25.1% as compared to 23.6% for the same period in fiscal 2000. This increase in gross margin resulted primarily from improved manufacturing efficiency in the domestic chiller business unit. The Filtration Products Group's year-to-date gross profit as a percentage of sales decreased from 29.5% in fiscal 2000 to 27.3% for the same period in fiscal 2001. This decrease is primarily the result of competitive pricing pressures in North America and Europe in the replacement filter business.

         OPERATING EXPENSES were $48.5 million, or 22.9% of sales, for the second quarter of fiscal 2001 versus $47.1 million, or 23.3% of sales, for the second quarter of fiscal 2000. For the first six months of fiscal years 2001 and 2000, operating expenses were $99.5 million, or 23.3% of sales, versus $100.0 million, or 23.4% of sales, respectively. Excluding amortization and restructuring charges, year-to-date operating expenses were $87.4 million, or 20.5% of sales, versus $94.2 million, or 22.0% of sales. The decrease from the first six months of fiscal 2000 compared to the first six months of fiscal 2001 is primarily attributable to lower commissions due to favorable sales mix and continued focus on cost control.

         INCOME FROM OPERATIONS for the second quarter of fiscal 2001 and year-to-date increased as compared to the same periods in fiscal 2000. For the second quarter income from operations increased to $4.2 million, or 2.0% of sales, as compared to $3.4 million, or 1.7% of sales, in the second quarter of fiscal 2000. Year-to-date income from operations increased to $11.5 million, or 2.7% of sales, as compared to $10.5 million, or 2.5% of sales in fiscal 2000. Excluding amortization and restructuring charges, year-to-date income from operations increased to $23.6 million, or 5.5% of sales, compared to $16.3 million, or 3.8% of sales in the corresponding period of the prior year.

         The Commercial Air Conditioning and Refrigeration Group's income from operations improved in the second quarter of fiscal 2001 to $5.0 million, or 3.9% of sales, as compared to breakeven in the second quarter of fiscal 2000, excluding amortization and restructuring charges. Year-to-date income from operations, excluding amortization and restructuring charges, increased from $3.9 million, or 1.5% of sales, to $13.2 million, or 5.0% of sales, for the first six months of fiscal 2000 as compared to the first six months of fiscal 2001, respectively.

         The Filtration Products Group income from operations, excluding amortization and restructuring charges, for the second quarter of fiscal 2001 decreased from $6.1 million, or 7.6% of sales, in fiscal 2000 to $5.5 million, or 6.5% of sales. Year-to-date income from operations, excluding amortization and restructuring charges, decreased from $12.6 million, or 7.9% of sales, during the first six months of fiscal 2000 to $11.4 million, or 6.9% of sales, for the first six months of fiscal 2001.

         NET INTEREST EXPENSE decreased to $5.1 million and $10.3 million during the second quarter and six months ended December 31, 2000 from $5.5 million and $11.4 million for the comparable periods ended December 31, 1999. Decrease in interest expense is attributable to lower debt levels.

         NET OTHER (INCOME) EXPENSE for the second quarter of fiscal 2001 was income of $0.4 million compared to $0.2 million in the second quarter of fiscal 2000. Year-to-date the Company had income of $0.5 million as compared to expense of $1.9 million for the same period in fiscal 2000. See Note 3 to the unaudited condensed financial statements for further discussion.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity needs are provided by cash generated from operating activities and supplemented when necessary by short-term credit facilities. During the first six months of fiscal 2001, funds generated by operating activities were $16.5 million as compared to $24.0 million of funds generated in the prior fiscal year for the comparable period. Excluding the cash flow impact from the sale of the operation in France in October 1999, net cash flows from operations for fiscal 2000 were $19.5 million. During the first six months of fiscal 2001, net cash from investing activities is comprised of $6.9 million in capital expenditures, fully offset by $6.9 million in cash proceeds from the sale of property in the United Kingdom. Capital spending for the first six months increased from $3.3 million in the prior year to $6.9 million this year due to the relocation of the Scottsboro, Alabama operation to the consolidated air handling operation in Minnesota and new product development.

         On September 30, 1999, the Company refinanced its U.S. bank credit facilities with a Term Loan of $30 million and a Revolving Credit Facility of $90 million (" Bank Credit Agreement"). The Bank Credit Agreement has a three-year term, was used to retire all obligations under the previous bank agreement and is designed to provide added flexibility and borrowing availability. At December 31, 2000, remaining borrowing availability under the Revolving Credit portion of the Bank Credit Agreement was $47.6 million. Payments on long-term debt for the first six months of fiscal 2001were $4.6 million. In addition, as more fully discussed in Note 5 to the unaudited financial statements, the Company used cash of $4.5 million to repurchase $5.0 million in Senior Notes. Short-term borrowings decreased by $8.1 million during the six-month period.

         A short-term credit facility provided to a subsidiary of the Company is supported by a (pound)11.5 million letter of credit from the Company's parent, O.Y.L. Industries Berhad (OYL), which expires on June 30, 2001. Approximately (pound)5.0 million of this facility was utilized at December 31, 2000. This support arrangement may be extended for additional time periods with the consent of OYL and the bank providing the facilities.

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

EURO CONVERSION

         Management has developed a plan for the effect of the Euro and is currently modifying and testing its systems in preparation for converting to the Euro effective July 1, 2001. The Euro conversion is not expected to have a material effect on the Company's operating results or competitive position. The Company will continue to investigate opportunities for European-wide system infrastructures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         There have been no material changes in the reported market risks since the end of the most recent fiscal year. See Note 5 to the Consolidated Financial Statements (unaudited) for disclosures of additional financial instruments that have been entered into by the Company since the end of the most recent fiscal year.

FORWARD-LOOKING STATEMENTS

         When used in this report the words "believes," "anticipates," "estimates", "plans" and "expects" and similar expressions are intended to identify forward-looking statements. These forward-looking statements are intended to provide management's current expectations or plans for the future operating and financial performance of the Company, based on assumptions currently believed to be valid. Readers are cautioned not to place undue reliance on them. A variety of factors could cause actual results to differ materially from those anticipated in the Company's forward-looking statements, some of which include risk factors previously discussed in this and other SEC reports filed by the Company. These risk factors include, but are not limited to, general economic conditions, environmental laws and regulations, risks associated with currency fluctuations, a weakening in Latin America and Asian markets, unforeseen competitive pressures, warranty expenses, market acceptance of new products, unseasonably cool spring or summer weather, the inability to meet debt covenants, unforeseen difficulties in maintaining mutually beneficial relationships with strategic partnerships and alliances, and the results of restructuring activities. Forward-looking statements speak only as of the date on which those statements are made. The Company undertakes no obligation to update any forward-looking statements to reflect unanticipated events or circumstances occurring after that date.

PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Not applicable.



ITEM 6(B).  REPORTS ON FORM 8-K

     There were no reports filed on Form 8-K during the period.

SIGNATURES
----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          AAF-MCQUAY INC.





DATE   FEBRUARY 9, 2001               By: /s/ BRUCE D. KRUEGER
     ----------------------               ----------------------------
                                          Bruce D. Krueger
                                          Vice President of Finance
                                          (Principal Financial and Chief
                                          Accounting Officer)