Form 10-Q
period 2001-03-31
AAF MCQUAY INC
filed 2001-05-11
CIK 1005272

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended MARCH 31, 2001
                               --------------


                                       OR

/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


For the transition period from  _______ to _______


Commission file number:               33-80701



                                 AAF-MCQUAY INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as Specified in Its Charter)


            DELAWARE                                  41-0404230
-----------------------------------       -----------------------------------
(State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
Incorporation or Organization)


10300 ORMSBY PARK PL. STE 600, LOUISVILLE, KENTUCKY           40223
------------------------------------------------------       --------
(Address of Principal Executive Offices)                   (Zip Code)


Registrant's telephone number, including area code   (502) 637-0011
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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,497 shares of Common Stock, par value $100.00 per share, were outstanding as of April 27, 2001.

                                      INDEX

                        AAF-MCQUAY INC. AND SUBSIDIARIES


                                                                                                   Page
                                                                                                        ----
PART I -      Financial Information....................................................................   3

Item 1.       Financial Statements (unaudited).........................................................   3

              Condensed Consolidated Balance Sheets as of -
              March 31, 2001 and June 30, 2000.........................................................   3

              Consolidated Statements of Operations -
              Three and Nine Months Ended March 31, 2001 and 2000......................................   4

              Condensed Consolidated Statements of Cash Flows -
              Nine Months Ended March 31, 2001 and 2000................................................   5

              Consolidated Statements of Comprehensive Income (Loss) -
              Three and Nine Months Ended March 31, 2001 and 2000......................................   6

              Notes to the Consolidated Financial Statements...........................................   7

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations......................................................  11

Item 3.       Quantitative and Qualitative Disclosures about Market Risk...............................  13

PART II -     Other Information........................................................................  15

Item 1.       Legal Proceedings........................................................................  15

Item 6(b).    Reports on Form 8-K......................................................................  15

              Signatures...............................................................................  16

PART I:           FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

                        AAF-MCQUAY INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (unaudited)

                    (dollars in thousands, except share data)


                                                                                      March 31,          June 30,
                                                                                        2001               2000
                                                                                   ----------------    --------------
                                      ASSETS

Current assets:
         Cash and cash equivalents.................................................      $  9,433          $ 11,522
         Accounts receivable.......................................................       187,658           204,523
         Inventories...............................................................       108,641           103,835
         Other current assets......................................................         7,856             8,216
                                                                                   ----------------    --------------

                Total current assets...............................................       313,588           328,096

Property, plant and equipment, net.................................................       118,256           124,998
Cost in excess of net assets acquired and other identifiable intangibles, net......       205,868           214,311
Other assets and deferred charges..................................................        17,155            17,995
                                                                                   ----------------    --------------
                Total assets.......................................................      $654,867          $685,400
                                                                                   ================    ==============

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
         Short-term borrowings.....................................................      $ 60,367          $ 57,859
         Current maturities of long-term debt......................................         6,048             7,319
         Accounts payable, trade...................................................        98,078           105,637
         Accrued warranty..........................................................        20,992            18,743
         Accrued employee compensation.............................................        27,514            29,784
         Other accrued liabilities.................................................        40,252            47,610
                                                                                   ----------------    --------------
                Total current liabilities..........................................       253,251           266,952

Long-term debt.                                                                           140,862           153,676
Deferred income taxes..............................................................        33,772            34,911
Other liabilities..................................................................        42,613            46,353
                                                                                   ----------------    --------------
                Total liabilities..................................................       470,498           501,892

Stockholders' equity:
         Preferred stock ($1 par value; 1,000 shares authorized, none issued)......            --               --
         Common stock ($100 par value; 8,000 shares authorized, 2,497 shares
                 issued and outstanding)...........................................           250               250
         Additional paid-in capital................................................       179,915           179,915
         Retained earnings.........................................................        21,980            17,864
         Accumulated other comprehensive loss......................................      (17,776)          (14,521)
                                                                                   ----------------    --------------
                Total stockholders' equity.........................................       184,369           183,508
                                                                                   ----------------    --------------
Total liabilities and stockholders' equity.........................................      $654,867          $685,400
                                                                                   ================    ==============


               See Notes to the Consolidated Financial Statements

                        AAF-MCQUAY INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (unaudited)

                             (dollars in thousands)



                                            Three Months Ended             Nine Months Ended
                                                March 31,                      March 31,
                                        ---------------------------   -----------------------------
                                            2001          2000            2001            2000
                                        -------------  ------------   -------------   -------------
Net sales............................       $210,997     $ 215,060        $637,883       $ 642,375
Cost of sales........................        156,056       161,086         471,930         477,898
                                        -------------  ------------   -------------   -------------
Gross profit.........................         54,941        53,974         165,953         164,477
Operating expenses:
     Selling, general and
      administrative.................         45,089        45,791         132,499         139,992
      Restructuring..................            631         1,669           7,177           1,847
      Amortization of intangible assets        2,758         2,774           8,276           8,380
                                        -------------  ------------   -------------   -------------
                                              48,478        50,234         147,952         150,219
                                        -------------  ------------   -------------   -------------
Income from operations...............          6,463         3,740          18,002          14,258
Interest expense, net................          4,663         5,421          14,958          16,840
Gain on sale of property.............            ---           ---         (4,538)             ---
Other (income) expense, net.........              42          (23)           (419)           1,839
                                        -------------  ------------   -------------   -------------
Income (loss) before income taxes....          1,758       (1,658)           8,001         (4,421)
Minority interest loss ..............            (32)         (99)           (124)           (235)

Provision (benefit) for income taxes.            827           710           3,762            (21)
                                        -------------  ------------   -------------   -------------
Net income (loss)....................         $  899     $ (2,467)       $   4,115       $ (4,635)
                                        =============  ============   =============   =============


               See Notes to the Consolidated Financial Statements

                        AAF-MCQUAY INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                             (dollars in thousands)



                                                                     Nine Months Ended
                                                                         March 31,
                                                                -----------------------------
                                                                   2001             2000
                                                                ------------    -------------
Cash flows from operating activities:

      Net income (loss) ....................................      $  4,115         $ (4,635)
      Adjustments to reconcile to cash from
           operating activities:
      Restructuring charges ................................         7,177            1,847
      Depreciation and amortization ........................        21,323           22,553
      Loss on sale of business .............................            --            1,331
      Gain on sale of property .............................        (4,538)             --
      Other non-cash items, net ............................          (400)             263
      Changes in operating assets and liabilities ..........       (14,182)          11,165
                                                                ------------     -------------

Net cash from operating activities .........................        13,495           32,524

Cash flows from investing activities:

      Capital expenditures, net ............................       (10,567)          (5,514)
      Proceeds from sale of business .......................          --             12,996

      Proceeds from sale of property .......................         6,922             --
                                                                  --------         --------
Net cash from investing activities .........................        (3,645)           7,482

Cash flows from financing activities:

      Net borrowings (repayments) under short-term borrowing         2,508          (19,147)
          arrangements

      Payments on long-term debt ...........................        (6,322)         (42,377)
      Proceeds from issuance of long-term debt .............           238           30,000
      Repurchase of senior notes ...........................        (7,443)             --
      Payments of debt issuance costs ......................            --           (1,387)
                                                                  --------         --------
Net cash from financing activities .........................       (11,019)         (32,911)

Effect of exchange rate changes on cash ....................          (920)          (1,027)
                                                                  --------         --------
Net increase (decrease) in cash and cash equivalents .......        (2,089)           6,068
Cash and cash equivalents at beginning of period ...........        11,522            9,168
                                                                  --------         --------
Cash and cash equivalents at end of period .................      $  9,433         $ 15,236
                                                                  ========         ========

               See Notes to the Consolidated Financial Statements

                        AAF-MCQUAY INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (unaudited)
                             (dollars in thousands)



                                                         Three Months Ended              Nine Months Ended
                                                             March 31,                       March 31,
                                                    -----------------------------    --------------------------
                                                        2001            2000            2001           2000
                                                    -------------   -------------    ------------   -----------
Net income (loss) ...............................       $   899        $(2,467)       $ 4,115        $(4,635)
Other comprehensive income (loss):
       Foreign currency translation adjustments..        (2,086)        (1,811)        (3,255)        (1,790)
       Write off of accumulated foreign currency
           translation adjustments due to sale of
           business..............................          --             --             --              829
                                                    -------------   -------------    ------------   -----------
Comprehensive income (loss) .....................       $(1,187)       $(4,278)       $   860        $(5,596)
                                                    =============   =============    ============   ===========



               See Notes to the Consolidated Financial Statements

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

     The operating results for the nine months ended March 31, 2001 are not necessarily indicative of the operating results that may be expected for the full year ending June 30, 2001. The Company's period end is the Saturday closest to March 31. For clarity in presentation all periods presented herein are shown to end on the last calendar day of the month. Certain reclassifications of amounts in the consolidated financial statements have been made to reflect comparability.

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

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB 101"). SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company is in the process of completing its evaluation of the impact that SAB 101 will have on its earnings or financial position. The Company is required to adopt SAB 101 in the fourth quarter of fiscal 2001.

2.  INVENTORIES


Inventories consist of the following:                     March 31,            June 30,
                                                             2001                2000
                                                       -----------------    ---------------
                                                                (dollars in thousands)
      FIFO cost:
            Raw materials...........................           $ 41,867           $ 42,278
            Work-in-process.........................             23,165             19,313
            Finished goods..........................             44,774             42,325
                                                       -----------------    ---------------
                                                                109,807            103,916
            LIFO adjustment.........................             (1,166)               (81)
                                                       -----------------    ---------------
                                                              $ 108,641          $ 103,835
                                                       =================    ===============

3. OTHER INCOME AND EXPENSE

GAIN ON SALE OF PROPERTY

     In October 2000, the Company completed the sale of property in Dartford, United Kingdom associated with its industrial refrigeration business resulting in a gain of $4.5 million before taxes. Proceeds from the sale of approximately $6.9 million were used to reduce debt.

OTHER (INCOME) EXPENSE, NET

     In the second and third quarters of fiscal 2001, the Company repurchased $8 million of its Senior Notes at a discount resulting in a net gain of approximately $0.4 million before taxes. See Note 5 for further discussion. During the first quarter of fiscal 2000, the Company accrued a $1.3 million loss related to the sale of the commercial air conditioning and refrigeration operation in France. Additionally, in conjunction with the Company's refinancing of certain debt, the Company wrote off certain unamortized debt issuance costs resulting in a charge of $0.3 million in the first quarter of fiscal 2000.

4.  PROVISION FOR INCOME TAXES

     The tax provisions for the three month and nine month periods ended March 31, 2001 and 2000 are based on the estimated effective tax rates applicable for the full years, and after giving effect to significant unusual items related specifically to the interim periods. The difference between the Company's reported tax provision, for the three month and nine month periods ended March 31, 2001 and 2000, and the tax provision computed based on U.S. statutory rates is primarily attributable to nondeductible goodwill amortization and unbenefitted foreign losses. Additionally, the Company's effective tax rate for the three month and nine month periods ended March 31, 2000 reflects the effect of the sale of a foreign subsidiary.

5.  DEBT AND FINANCIAL INSTRUMENTS

     In the second and third quarters of fiscal 2001, the Company repurchased a total of $8 million of its Senior Notes at a discount, resulting in a gain of approximately $0.4 million after write off of associated debt issuance costs. The Company plans to hold these repurchased notes until their maturity in February 2003. The balance of Senior Notes held outside the Company after the repurchase and included in the Company's long-term debt at March 31, 2001 was $117 million.

      In September 2000, the Company sold an interest rate floor with a notional amount of $30 million, which requires the Company to make payments if 3-month LIBOR falls below a certain level. Measurement dates and the maturity date match those contained in the January 2000 swap transaction described below. The Company received a payment of $165,000 as selling price for the floor. In January 2000, the Company entered into an interest rate swap transaction whereby the Company receives a fixed rate and pays a floating rate on the basis of 3-month LIBOR. The January 2000 swap has a three year term and a notional amount of $30 million and effectively converts a portion of the Company's fixed rate borrowings to a floating rate. Measurement dates and the maturity date of the swap match interest payment dates and maturity date of the Company's Senior Notes. The Company records its swap and floor in its balance sheet at fair market value. The net result of these positions recognized in operations for the nine months ended March 31, 2001 was income of $0.3 million.

6.  RESTRUCTURING CHARGES

     During the second quarter of fiscal 2001, the Company approved and commenced additional restructuring actions in its United Kingdom Commercial Air Conditioning and Refrigeration Group, recording reserves of approximately $3.0 million. The $3.0 million reserve primarily represents severance accruals related to the elimination of approximately 110 employees in its air handling, plate freezer, and compressor manufacturing units. The Company has spent approximately $2.5 million of the recorded reserve through March 31, 2001.

During the third quarter of fiscal 2001, the Company approved and commenced additional restructuring actions in its Commercial Air Conditioning and Refrigeration Group primarily in the United Kingdom, recording reserves of approximately $0.6 million. The $0.6 million reserve primarily represents severance accruals related to the elimination of approximately 10 employees. The Company has spent approximately $0.2 million of the recorded reserve through March 31, 2001.

     During the first quarter of fiscal 2001, the Company approved and commenced restructuring actions in its Commercial Air Conditioning and Refrigeration and Filtration Products groups, recording reserves of $3.5 million. In July 2000, the Company announced its intention to close its manufacturing facility in Scottsboro, Alabama. Related to this closure, the Company recorded a restructuring reserve of $2.0 million primarily representing severance accruals related to the elimination of approximately 330 employees. In addition, the Company also recognized severance accruals approximating $1.5 million related to the elimination of approximately 60 employees in the Commercial Air Conditioning and Refrigeration Group in the United Kingdom and approximately 10 employees in the Filtration Products Group in Germany. Through March 31, 2001, the Company has spent approximately $3.0 million of the $3.5 million of reserves recorded in the first quarter of fiscal 2001.

     As described in Note 9 of the Annual Report, the Company implemented several restructuring plans throughout fiscal 2000 in both the Commercial Air Conditioning and Refrigeration and Filtration Products groups. Through March 31, 2001, the Company has spent $3.2 million of the $3.5 million restructuring reserves recorded in fiscal 2000 primarily for severance arrangements.

All these restructuring efforts are expected to be completed by the end of fiscal 2001.

7.  COMMITMENTS AND CONTINGENCIES

     PURCHASE COMMITMENTS- The Company secures pricing on a portion of its copper requirements through forward contracts executed with certain suppliers. At March 31, 2001, contracts for 2.3 million pounds of copper were in place. These contracts have various expiration dates through January 31, 2002.

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

     LITIGATION - The Company is involved in various lawsuits in the ordinary course of business. These lawsuits primarily involve claims for damages arising out of the use of the Company's products. The Company is also involved in litigation and administrative proceedings involving employment matters and commercial disputes. Some of these lawsuits include claims for punitive as well as compensatory damages. The Company is insured for product liability claims for amounts in excess of established deductibles and accrues for the estimated liability on a case-by-case basis up to the limits of the deductibles. All other claims and lawsuits are also provided for on a case-by-case basis.

     The Company does not believe that the potential liability from the ultimate outcome of environmental and litigation matters will have a material adverse effect on its financial statements.

8. BUSINESS SEGMENTS INFORMATION

     The Company serves the global commercial heating, ventilation, air conditioning and refrigeration ("HVAC&R") industry with two industry segments: Commercial Air Conditioning and Refrigeration, the manufacture, sale and distribution of heating, ventilating, air conditioning, industrial refrigeration products, and Filtration Products, the manufacture and sale of air filtration products and systems. Information relating to operations in each industry segment is as follows as of and for the three and nine months ended March 31, 2001 and 2000:


                                                              Three Months Ended             Nine Months Ended
                                                                   March 31,                     March 31,
                Classified By Industry                      2001         2000             2001         2000
                ----------------------                      ----         ----             ----         ----
                                                                        (dollars in thousands)
Net Sales:
     Commercial Air Conditioning and Refrigeration       $ 126,722        $ 129,638        $ 390,542        $ 399,093
     Filtration Products .........................          86,335           85,864          250,855          244,597
     Eliminations ................................          (2,060)            (442)          (3,514)          (1,315)
                                                         ---------        ---------        ---------        ---------
             Total ...............................       $ 210,997        $ 215,060        $ 637,883        $ 642,375
                                                         =========        =========        =========        =========
Operating Income (Loss):
     Commercial Air Conditioning and Refrigeration       $   1,330        $  (1,283)       $   5,332        $    (689)
     Filtration Products .........................           5,311            4,778           13,803           15,068
     Corporate ...................................            (178)             245           (1,133)            (121)
                                                         ---------        ---------        ---------        ---------
             Total ...............................       $   6,463        $   3,740        $  18,002        $  14,258
                                                         =========        =========        =========        =========
Depreciation/Amortization:
     Commercial Air Conditioning and Refrigeration       $   4,371        $   4,982        $  14,433        $  15,137
     Filtration Products .........................           2,278            2,444            6,873            7,388
     Corporate                                                   6                6               17               28
                                                         ---------        ---------        ---------        ---------
             Total ...............................       $   6,655        $   7,432        $  21,323        $  22,553
                                                         =========        =========        =========        =========
Capital Expenditures:
     Commercial Air Conditioning and Refrigeration       $   2,622        $     749        $   7,741        $   2,594
     Filtration Products .........................           1,001            1,413            2,821            2,845
     Corporate                                                  --               75                5               75
                                                         ---------        ---------        ---------        ---------
             Total ...............................       $   3,623        $   2,237        $  10,567        $   5,514
                                                         =========        =========        =========        =========

     The Company estimates corporate expenses and determines fixed allocations of these expenses for each business segment at the beginning of the fiscal year. Any over or under allocation of actual expenses incurred results in income or expense reported at the corporate level. A reconciliation of segment profit to the Company's earnings before taxes for each period is as follows:


                                                           Three Months Ended             Nine Months Ended
                                                                March 31,                     March 31,
                                                            2001         2000             2001         2000
                                                            ----         ----             ----         ----
                                                                        (dollars in thousands)
Operating income from business segments                      $6,641      $ 3,495          $19,135    $ 14,379
Over (under) allocation of corporate expenses                  (178)         245           (1,133)       (121)
Interest expense, net                                         4,663        5,421           14,958      16,840
Other (income) expense, net                                      42          (23)          (4,957)      1,839
                                                          ---------     ---------         --------   --------
Income (loss) before income taxes                           $ 1,758      $(1,658)         $ 8,001    $ (4,421)
                                                          =========     =========         ========   ========

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

     RESULTS OF OPERATIONS

     NET SALES were $211.0 million in the three months ended March 31, 2001, which represents a decrease of $4.1 million, or 1.9%, as compared to $215.1 million for the same period in the prior year. Net sales decreased $4.5 million, or 0.7% to $637.9 million from $642.4 million for the nine months ended March 31, 2001 and 2000, respectively. In October 1999, the Company sold its commercial air conditioning operation in France, which had sales of $11.6 million in the first nine months of fiscal 2000. Additionally, the Company estimates that sales have decreased by approximately $6.4 million and $26.9 million for the three months and nine months ending March 31, 2001, respectively, due to the impact of unfavorable currency trends in translating European sales. Excluding the net sales attributable to the operation in France for fiscal 2000 and currency impact, net sales for the three months and nine months ended March 31, 2001 increased $2.4 million or 1.1% and $34.1 million or 5.4%, respectively, as compared to the corresponding period of the prior year.

     COMMERCIAL AIR CONDITIONING AND REFRIGERATION GROUP net sales for the three months ended March 31, 2001 decreased $2.9 million, or 2.2%, to $126.7 million as compared to $129.6 million for the three months ended March 31, 2000. Additionally, the Company estimates that sales have decreased by approximately $2.6 million for the three months ended March 31, 2001 due to the impact of unfavorable currency trends in translating European sales. Excluding the currency impact, net sales for the three months ended March 31, 2001 are essentially flat with those of the comparable prior year quarter.

     Year-to-date sales decreased $8.6 million, or 2.1%, to $390.5 million from $399.1 million. This decrease is primarily attributable to the sale of the commercial air conditioning and refrigeration operation in France in October 1999. Additionally, the Company estimates that approximately $12.8 million of the decrease is due to the impact of unfavorable currency trends in translating European sales. Excluding these two items, net sales increased $15.9 million, or 4.1%. This increase is the result of a 3.8% increase in domestic sales and a 5.2% increase in international sales. The increase in domestic sales is primarily attributable to increased applied air handling product demand (principally rooftop and self-contained) and increased service revenue. Applied air handling sales increased 8.6% from the prior year, while service revenues increased 14.7%. The increase in international sales is primarily the result of consolidation of the Company's Spanish operation, which became a wholly owned subsidiary in July 2000.

     Backlog for the Commercial Air Conditioning and Refrigeration Group was $114 million at March 31, 2001 as compared to $124 million and $113 million at June 30, 2000 and March 31, 2000, respectively.

     FILTRATION PRODUCTS GROUP net sales for the three months ended March 31, 2001 increased $.5 million, or 0.5%, to $86.3 million as compared to $85.8 million for the three months ended March 31, 2000. The Company estimates that sales have decreased by approximately $3.8 million for the third quarter of fiscal 2001 due to the impact of unfavorable currency trends in translating European sales. Excluding the currency impact, net sales increased $4.3 million or 5.0%. This increase is the result of a 12.7% increase in domestic sales. International sales were flat with the prior year. The increase in domestic sales is primarily attributable to continued strong clean room sales and increased replacement air filter retail sales.

     Year-to-date sales increased $6.3 million, or 2.6%, to $250.9 million from $244.6 million for the nine months ended March 31, 2000. The Company estimates that sales have decreased by approximately $14.1 million for the first nine months of fiscal 2001 due to the impact of unfavorable currency trends in translating European sales. Excluding the currency impact, net sales increased $20.4 million or 8.3% for the nine months ended March 31, 2001 versus 2000. Domestic sales increased 6.9%, while international sales increased 8.5%. The increase in domestic sales is primarily attributable to strong clean room sales and Machinery Filtration and Acoustical Systems ("MFAS") activity, while the increase in international sales is attributable to improving market conditions in Asia and strong Air Pollution and Control Products and Systems ("APC") sales in Europe.

     GROSS PROFIT increased to $54.9 million, or 26.0% of sales, for the three months ended March 31, 2001 as compared to $54.0 million, or 25.1% of sales, for the three months ended March 31, 2000. Year-to-date gross profit increased slightly to $166.0 million, or 26.0% of sales, from $164.5 million, representing 25.6% of sales, for the nine months ended March 31, 2000. In the Commercial Air Conditioning and Refrigeration Group, year-to-date gross profit as a percentage of sales was 24.9% as compared to 23.7% for the same period in fiscal 2000. This increase in gross margin resulted primarily from improved manufacturing efficiency in the domestic chiller business unit. The Filtration Products Group's year-to-date gross profit as a percentage of sales decreased from 28.6% in fiscal 2000 to 27.4% for the same period in fiscal 2001. This decrease is primarily the result of competitive pricing pressures in North America and Europe in the replacement filter business.

     OPERATING EXPENSES were $48.5 million, or 23.0% of sales, for the third quarter of fiscal 2001 versus $50.2 million, or 23.4% of sales, for the third quarter of fiscal 2000. For the first nine months of fiscal years 2001 and 2000, operating expenses were $148.0 million, or 23.2% of sales, versus $150.2 million, or 23.4% of sales, respectively. Excluding amortization and restructuring charges, year-to-date operating expenses were $132.5 million, or 20.8% of sales, versus $140.0 million, or 21.8% of sales. The decrease for the first nine months of fiscal 2001 compared to the first nine months of fiscal 2000 is primarily attributable to lower commissions due to favorable sales mix and continued focus on cost control.

     INCOME FROM OPERATIONS for the third quarter of fiscal 2001 and year-to-date increased as compared to the same periods in fiscal 2000. For the third quarter income from operations increased to $6.5 million, or 3.1% of sales, as compared to $3.7 million, or 1.7% of sales, in the third quarter of fiscal 2000. Year-to-date income from operations increased to $18.0 million, or 2.8% of sales, as compared to $14.3 million, or 2.2% of sales in fiscal 2000. Excluding amortization and restructuring charges, year-to-date income from operations increased to $33.5 million, or 5.2% of sales, compared to $24.5 million, or 3.8% of sales in the corresponding period of the prior year.

     The Commercial Air Conditioning and Refrigeration Group's income from operations improved in the third quarter of fiscal 2001 to $3.5 million, or 2.8% of sales, as compared to $1.9 million, or 1.5% of sales, in the third quarter of fiscal 2000, excluding amortization and restructuring charges. Year-to-date income from operations, excluding amortization and restructuring charges, increased from $5.9 million, or 1.5% of sales, to $16.7 million, or 4.3% of sales, for the first nine months of fiscal 2000 as compared to the first nine months of fiscal 2001, respectively.

     The Filtration Products Group income from operations, excluding amortization and restructuring charges, for the third quarter of fiscal 2001 increased from $6.0 million, or 6.9% of sales, in fiscal 2000 to $6.5 million, or 7.5% of sales. Year-to-date income from operations, excluding amortization and restructuring charges, decreased from $18.5 million, or 7.6% of sales, during the first nine months of fiscal 2000 to $17.9 million, or 7.1% of sales, for the first nine months of fiscal 2001.

     NET INTEREST EXPENSE decreased to $4.7 million and $15.0 million during the third quarter and nine months ended March 31, 2001 from $5.4 million and $16.8 million for the comparable periods ended March 31, 2000. Decrease in interest expense is attributable to lower debt levels.

     NET OTHER (INCOME) EXPENSE was income of $0.4 million year-to-date as compared to expense of $1.8 million for the same period in fiscal 2000. See Note 3 to the unaudited consolidated financial statements for further discussion.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity needs are provided by cash generated from operating activities and supplemented when necessary by short-term credit facilities. During the first nine months of fiscal 2001, funds generated by operating activities were $13.5 million as compared to $32.5 million of funds generated in the prior fiscal year for the comparable period. Excluding the cash flow impact from the sale of the operation in France in October 1999, net cash flows from operations for fiscal 2000 were $28.0 million. During the first nine months of fiscal 2001, net cash from investing activities is comprised of $10.6 million in capital expenditures, partially offset by $6.9 million in cash proceeds from the sale of property in the United Kingdom. Capital spending for the first nine months increased from $5.5 million in the prior year to $10.6 million this year due to the relocation of the Scottsboro, Alabama operation to the consolidated air handling operation in Minnesota and new product development.

     On September 30, 1999, the Company refinanced its U.S. bank credit facilities with a Term Loan of $30 million and a Revolving Credit Facility of $90 million (" Bank Credit Agreement"). The Bank Credit Agreement has a three-year term, was used to retire all obligations under the previous bank agreement and is designed to provide added flexibility and borrowing availability. At March 31, 2001, remaining borrowing availability under the Revolving Credit portion of the Bank Credit Agreement was $42.0 million. Payments on long-term debt for the first nine months of fiscal 2001 were $6.3 million. In addition, as more fully discussed in Note 5 to the unaudited consolidated financial statements, the Company used cash of $7.4 million to repurchase $8.0 million in Senior Notes. Short-term borrowings increased by $2.5 million during the nine-month period.

     A short-term credit facility provided to a subsidiary of the Company is supported by a l11.5 million letter of credit from the Company's parent, O.Y.L. Industries Berhad (OYL), which expires on May 31, 2001. Approximately l8.4 million of this facility was utilized at March 31, 2001. This support arrangement may be extended for additional time periods with the consent of OYL and the bank providing the facilities.

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

FORWARD-LOOKING STATEMENTS

      When used in this report the words "believes," anticipates, "estimates", "plans" and "expects" and similar expressions are intended to identify forward-looking statements. These forward-looking statements are intended to provide management's current expectations or plans for the future operating and financial performance of the Company, based on assumptions currently believed to be valid. Readers are cautioned not to place undue reliance on them. A variety of factors could cause actual results to differ materially from those anticipated in the Company's forward-looking statements, some of which include risk factors previously discussed in this and other SEC reports filed by the Company. These risk factors include, but are not limited to, economic conditions in the United States, environmental laws and regulations, risks associated with currency fluctuations, a weakening in Latin America and Asian markets, unforeseen competitive pressures, warranty expenses, market acceptance of new products, unseasonably cool spring or summer weather, unforeseen difficulties in maintaining mutually beneficial relationships with strategic partnerships and alliances, and the results of restructuring activities. Forward-looking statements speak only as of the date on which those statements are made. The Company undertakes no obligation to update any forward-looking statements to reflect unanticipated events or circumstances occurring after that date.

PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Not applicable.


ITEM 6(b).  REPORTS ON FORM 8-K

     There were no reports filed on Form 8-K during the period.

SIGNATURES
-------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              AAF-MCQUAY INC.





DATE May 11, 2001      By:    /s/ BRUCE D. KRUEGER
     ----------------         ----------------------------
                              Bruce D. Krueger
                              Vice President of Finance
                              (Principal Financial and Chief Accounting Officer)