Form 10-K
period 2001-06-30
AAF MCQUAY INC
filed 2001-09-27
CIK 1005272

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

/x/	Annual Report Pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2001

/ /	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                to

Commission file number: 33-80701

AAF-MCQUAY INC.
(Exact name of the Registrant as specified in its charter)

Delaware (State or other Jurisdiction of Incorporation or Organization)	41-0404230 (I.R.S. Employer Identification No.)
10300 Ormsby Park Place, Suite 600 Louisville, Kentucky (Address of principal executive offices)	40223 (Zip Code)

Registrant's telephone number, including area code (502) 637-0011

Securities registered pursuant to section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

None

    Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Not Applicable

    The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at June 30, 2001 was $-0-.

    The number of shares outstanding of the registrant's only class of common stock as of September 26, 2001 (latest practicable date) was 2,497.

Index

AAF-MCQUAY INC. AND SUBSIDIARIES

Part I

Item 1. Business

General

    AAF-McQuay Inc. (the "Company"), a Delaware corporation, is a leading worldwide manufacturer and marketer of commercial air conditioning and air filtration products and systems primarily for commercial, institutional and industrial customers. The Company believes that it is the leading global manufacturer of air filtration products for non-vehicular applications and is a major participant in the global commercial heating, ventilation, air conditioning and refrigeration ("HVAC&R") market. The Company maintains production facilities in nine countries and its products are sold in over 80 countries. The Company believes that its geographic and product diversification makes it less susceptible to an economic downturn in any particular market or region.

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

    The Company believes its affiliation with Hong Leong, which has a significant Asian presence, substantially improves the Company's financial and operating flexibility and access to Asian markets. The Company has also expanded into other new markets outside Asia, including Latin America. In addition, the Company seeks to expand its product lines through research and development and seeks to pursue strategic technology joint ventures and acquisitions.

    During 2001, the Company conducted business in two principal segments: Commercial Air Conditioning & Refrigeration and Filtration Products.

Commercial Air Conditioning and Refrigeration

    The Company, through the Commercial Air Conditioning and Refrigeration segment, is a worldwide leader in the design, manufacture, sale and service of HVAC&R equipment principally for the commercial, industrial and institutional markets. Products include chillers, applied air handling systems, applied terminal systems, industrial refrigerators, service and parts. In the United States, the Company believes that its share of the commercial air conditioning market is approximately 10%. The Company's products are sold primarily under the widely recognized McQuay® brand name and services are marketed under the McQuayServiceSM name. This equipment has been installed in many prominent facilities around the world, including the GTE Headquarters in Dallas, Texas, Motorola production facilities in the United Kingdom and Singapore, Emirates Tower, U.A.E., the Jumerirah Beach Hotel, U.A.E., Kodak facilities in Ontario, Philips Semiconductor facilities in China, Taiwan and Singapore and the Jai Lie Building in Wuhan, China. The Company's broad range of standard and custom products and services fulfill the HVAC&R requirements of most building types and sizes and offer multiple solutions to a variety of HVAC&R needs. The Company markets its commercial HVAC&R equipment principally to building contractors, architects, consulting engineers, building developers and building owners. In addition, the Company manufactures, sells, and services industrial refrigeration equipment under the J&E Hall brand names, including J&E Hall™, Hallmark®, and Thermotank®. Principal customers for refrigeration products are in the food and beverage, chemical and naval and maritime industries. Three of the Company's facilities used to produce its air conditioning and refrigeration products have earned ISO 9001 certification and four facilities have earned ISO 9002 certification.

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

    Under the trade name McQuayServiceSM, the Company services both its own and its competitors' products and systems and provides start-up assistance, warranty support, full after market service, and chiller retrofit services. The Company's service operations are conducted primarily in North America through 20 field offices and employ approximately 300 personnel. In addition to providing a non-cyclical source of revenues, the Company's service business provides access to the growing replacement and retrofit markets.

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

    The Company globally serves its installed base by providing high value support services and original specification Certified McQuay Parts™. The parts business also serves the broader HVAC&R replacement market through the distribution of PTAC equipment and replacement components under its Spectrum Parts™ banner. The Company provides value added customer service through e-commerce, electronic parts catalogs and industry leading order cycle times.

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

    J&E Hall sells and services industrial refrigeration equipment under several well known J&E Hall brand names, including J&E Hall™, Hallmark® and Thermotank®. The principal customers for industrial refrigeration products are concentrated in the food and meat processing, dairy, brewing and beverage (soft and alcoholic), chemical, petrochemical, pharmaceutical, naval and merchant marine industries. In fiscal year 1997, the Company acquired Coulstock & Place Engineering Co. Ltd., a motor rewind specialist providing support for the compressor business.

    Competition in the global industrial refrigeration business is fragmented and over the last two years, the industry has consolidated into a few global companies. Recognizing the consolidation within the industrial refrigeration industry, over capacity in the market place and strength of its trading currency (pound sterling), J&E Hall embarked on a major restructuring exercise in the beginning of fiscal year 2000, which was completed in June 2001. The Company believes that these actions will strengthen the Company and enable it to maintain its position as a leading UK provider of refrigeration solutions through its extensive network of 13 regional offices.

Commercial Air Conditioning and Refrigeration Strategic Partnerships.

    The Company, through its Commercial Air Conditioning and Refrigeration segment, has entered into selective strategic partnerships throughout the world to maximize its market penetration through enhancement of its manufacturing and distribution capabilities and further diversification of its product lines. The Company has formed partnerships with local companies in India, Japan, Hungary, Greece, Italy, Mexico and Puerto Rico. The Company has formed strategic partnerships in selected metropolitan markets to increase its market penetration in the domestic market, having already formed partnerships in Philadelphia, Pennsylvania and Atlanta, Georgia. In addition, the Company has established regional sales offices in Miami, Florida (to sell its products throughout Latin America), Beirut, Lebanon and Dubai, UAE and markets its products throughout Asia, including China, through manufacturing and sales joint ventures established by OYL.

Filtration Products

    The Company's Filtration Products Segment engages in the manufacture, sale and distribution of air filtration products and systems, including air filters. The Company's filtration products are sold worldwide to commercial, institutional and industrial customers as well as retailers for residential use. The Filtration Products segment's largest customers include Shinwa Corporation, Wal-Mart Stores, Inc., Intel, Lowes, General Electric, Menard Cashway, and TRU*SERVE. Within its Filtration Products segment, the Company has two principal businesses: replacement filters and environmental products. Replacement filters are sold to commercial and industrial building owners, contractors, retailers for residential applications, hospitals and computer chip manufacturers for clean room applications, locomotive and air conditioning original equipment manufacturers and railroad companies. The Company has marketed its replacement filters under the AmericanAirFilter® and AAF® brand names since the 1920's and also under private label. The environmental products business has two major product areas: Air Pollution Control Products and Systems ("APC") and Machinery Filtration and Acoustical Systems ("MFAS") products. Environmental products are sold throughout the world for a wide variety of commercial, institutional and industrial applications. Three of the Company's facilities used to produce its air filtration products have earned ISO 9001 certification, and four facilities have earned ISO 9002 certification.

Replacement Filter Products

    The Company believes that it is one of the world's largest manufacturers and distributors of commercial, industrial and residential air filters, which are used to remove airborne contaminants from intake and conditioned air, for a wide variety of applications. The Company estimates its global and North American served market share in non-vehicular applications to be approximately 15% and 20%, respectively. The Company's filters, including replacement filters, are sold globally under the AmericanAirFilter® and AAF® brand names and under private label. The filters are designed to be used in all types of air filtration systems regardless of the original manufacturer.

    The Filtration Products segment's replacement filter products consist of a broad product line including: (i) standard filters and equipment for use in a wide range of commercial, institutional, industrial and residential settings; (ii) custom-designed 99.9999%+ high-efficiency filters and equipment for "clean rooms" required by certain industries such as semiconductor manufacturers and health care; and (iii) specialty intake air filtration systems for locomotives and other niche applications.

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

Filtration Products Strategic Partnerships

    The Company, through its Filtration Products segment, has entered into selective strategic partnerships and alliances throughout the world to maximize its market penetration through enhancement of its manufacturing and distribution capabilities and further diversification of its product lines. The Company has formed partnerships with local companies in Japan, Korea, India, Saudi Arabia and Malaysia to manufacture and distribute its products. In addition, the Company has entered into technology sharing agreements for the development of antimicrobial filters.

Financial Information About Industry Segments, and Domestic Operations and Export Sales

    See Note 16 "Segment Information" in the Notes to the Consolidated Financial Statements.

Sales and Distribution

    General.  The Company has a diverse base of customers. No customer of the Commercial Air Conditioning and Refrigeration segment or the Filtration Products segment accounted for more than 10% of the Company's net sales of these products during any of the past three fiscal years.

    Commercial Air Conditioning and Refrigeration.  The Company distributes its commercial HVAC&R equipment and systems in the United States and Canada through a network of approximately 125 independent manufacturers' representatives and joint ventures that sell on a commission basis. Replacement parts for HVAC&R equipment are sold through a network of 90 independent parts distributors and two Company-owned stores. Service products and contracts are sold through the Company's own sales force working from offices located throughout the United States and Canada. The Company distributes its commercial HVAC&R products and parts internationally through a combination of direct sales personnel, independent distributors and joint venture partners selling in over 80 countries throughout the world. Backlog for the Commercial Air Conditioning and Refrigeration segment at June 30, 2001 and 2000 was $111 million and $124 million, respectively. The Company anticipates that substantially all of these orders will be filled in the next 12 months.

    Filtration Products.  The Company deploys separate sales forces and distribution channels to market its replacement filter and environmental products. The Company employs the industry's largest commercial replacement filter direct sales force, with approximately 120 factory sales people worldwide to market commercial replacement filters. Residential replacement filters are sold primarily in the United States through national retail stores, such as Wal-Mart Stores, Inc., Menard Cashway Intel, Lowes and TRU*SERVE. Environmental products are sold through factory direct sales people, independent distributors, agents and joint venture partners. Backlog for the Filtration Products segment at June 30, 2001 and 2000 was $71 million and $61 million, respectively. The Company anticipates that substantially all of these orders will be filled in the next 12 months.

Manufacturing

    Commercial Air Conditioning and Refrigeration.  The Company's commercial HVAC&R products are manufactured in 6 factories in the United States, Italy and the United Kingdom. The Company's industrial refrigeration products are manufactured in three manufacturing facilities in the United Kingdom. See "Properties."

    Filtration Products.  In the Company's filter manufacturing business, fiberglass filtermedia is manufactured at 3 facilities located in the United States, Singapore and The Netherlands and then shipped to filter assembly facilities throughout Europe and North America from which finished products are then shipped to customers. Air filtration equipment and systems are manufactured at facilities that are geographically dispersed throughout the world including 12 locations for replacement filters and 3 locations for environmental products. See "Properties."

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

Competition

    General.  The commercial HVAC&R and filtration products business segments are highly competitive. In the commercial HVAC&R industry, the principal methods of competition are lead time, product performance, feature availability, energy efficiency, price, and service. In the refrigeration industry, competitive factors include price, quality and a vertically integrated approach of supplying products. In the filtration products business, participants generally compete on the basis of service, price, quality, reliability, efficiency, and conditions of sale and range of product offering. Certain portions of these markets are also very fragmented, both geographically and by product line. The Company believes its competitive position is strengthened in those international markets in which it has both a manufacturing and a marketing presence and that it has a competitive advantage through its affiliation with Hong Leong and OYL in gaining access to certain markets where barriers exist for non-local companies.

    Commercial Air Conditioning and Refrigeration.  International markets for commercial HVAC&R products are competitive and fragmented along geographic and product lines. On a global basis, the Company's primary competitors across the full range of its HVAC&R product offerings are Carrier Corporation (a subsidiary of United Technologies Corporation), The Trane Company (a division of American Standard, Inc.) and York International Corporation. Outside North America, the Company also competes with numerous European and Japanese companies. Competition in the global industrial refrigeration business is fragmented, consisting of a limited number of large companies and a significant number of local companies. The Company believes that price and quality in addition to a vertically integrated approach to supplying products and systems are significant competitive factors in selling industrial refrigeration products.

    Filtration Products.  Competition in the air filtration products and systems, air pollution control equipment and systems and MFAS businesses is very fragmented. Globally, the Company competes with many companies along each product line. The Company believes that price, quality and breadth of product offerings are among the leading competitive factors in selling air filtration products and systems.

Research and Development

    The Company's research and development programs are involved in creating new products, enhancing and redesigning existing equipment and systems to reduce manufacturing costs and increasing product efficiency. The Company spent approximately $9.0, $8.7 and $8.9 million during its 2001, 2000, and 1999 fiscal years, respectively, for research and development.

    A significant focus of the Company's research and development efforts since 1988 has been to develop and extend its range of water-cooled and air-cooled chillers using advanced single screw compressor technology. The Company introduced its first single screw air conditioning product in 1994 and has continued to expand the product line and its application through fiscal 2001. J&E Hall has been marketing industrial refrigeration products using single screw compressor technology since 1978.

The Company expects to further enhance single screw air conditioning product technology during fiscal year 2002 with the introduction of the next generation screw compressor and screw chiller products. Single screw compressor technology will continue to be an important element of research and development programs in the Commercial Air Conditioning and Refrigeration segment.

    The Company has developed and is now producing the next generation of air handlers which is highly energy and sound efficient. The product is available in a variety of configurations and material options. The Company expects this family of products to meet the growing market for quiet, high quality air handlers.

    Since the OYL acquisition, the Filtration Products segment continues to introduce new products, including a new range of self supporting pleated air filters; a new range of cleaners; a new extended surface pleated filter that exceeds the standards proposed in ASHRAE 62-1989R (American Society of Heating, Refrigeration and Air Conditioning Engineers); a variety of replacement filters treated with antimicrobial agents that inhibit the growth of various microbial contaminants on the filter media; and a range of self-cleaning filters for gas turbines.

Patents and Trademarks

    The Company holds numerous patents related to the design and use of its equipment and systems that are considered important to the overall conduct of its business. The Company's policy is to maintain patent protection for as many of its new products as possible. The Company believes that certain of its patents are important to distinguish the Company's equipment and systems from those of its competitors; however, the Company does not consider any particular patent, or any groups of related patents, essential to its operations. The Company believes that its rights in its patents are adequately protected. In fiscal year 2001, the Filtration Products segment obtained 5 patents related to filter media and filter design and construction.

    The Company owns several registered trademarks and operates under certain trade names that are important in the marketing of its products, including AmericanAirFilter®, AAF®, McQuay®, McQuayServiceSM, HermanNelson®, Thermotank®, Hallmark®, J&E Hall™ and Beth®. The Company believes that its rights to use tradenames and trademarks are adequately protected. The Company's trademarks have various terms and expirations. The Company's policy is to renew significant trademarks prior to the expiration of their current term.

Employees

    As of June 30, 2001, the Company employed approximately 5,200 employees worldwide, with approximately 3,400 persons employed in the United States and 1,800 employed in non-U.S. locations. The Company has a total of seven labor union bargaining agreements, covering approximately 2,000 employees, of which one agreement, covering 503 employees, will expire in fiscal year 2002. The Company currently believes that it will be able to obtain new labor agreements without interruption of work when these agreements expire. The Company considers its relations with its employees to be good.

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

Item 2. Properties

    A description of the Company's principal facilities with the approximate square feet of building space is summarized below. Unless otherwise specified below, the facilities are devoted to manufacturing:

Location	Square Feet	Leased/Owned	Principal Function

Commercial Air Conditioning and Refrigeration
Plymouth, Minnesota	166,000	Owned	Americas headquarters, testing, research and development, and applied air handling systems business unit administrative facility
Staunton, Virginia	665,000	Owned	Chiller products
Owatonna, Minnesota	68,000	Owned	Applied air handling system products
Faribault, Minnesota	244,000	Owned	Applied air handling system products
Auburn, New York	417,000	Owned	Applied terminal system products
Scottsboro, Alabama	270,000	Owned	Held for sale
Cecchina, Italy	175,000	Owned	Europe headquarters and chiller products
Dayton, Ohio	100,000	Leased	Parts distribution
Dartford, England	105,000	Leased	Headquarters for industrial refrigeration business
Derby, England	17,000	Leased	Spares distribution and compressor remanufacturing facility
Birkenhead, England	7,000	Owned	Compressor remanufacturing facility
Doncaster, England	5,300	Owned	Motor rewinding facility
	7,900	Leased	Cabling facility
Filtration Products
Louisville, Kentucky	60,000	Leased	Americas headquarters
Atlanta, Georgia	113,000	Leased	Replacement filters
Columbia, Missouri	58,000	Owned	Replacement filters
	35,000	Leased	Replacement filters
Hutchins, Texas	340,000	Owned	Replacement filters
Elizabethtown, Pennsylvania	160,000	Leased	Replacement filters
Fayetteville, Arkansas	175,000	Owned	Replacement filters
Los Angeles, California	70,000	Leased	Replacement filters
Lebanon, Indiana	154,000	Leased	Replacement filters
Boucherville, Quebec	62,000	Owned	Replacement filters
Cramlington, England	160,000	Owned	Applied air handling systems and environmental products
Linton, England	27,000	Owned	Replacement filters

Amsterdam, The Netherlands	16,000	Leased	European headquarters and administrative office
Emmen, The Netherlands	97,000	Owned	Replacement filters
	75,000	Leased	Replacement filters
Lubeck, Germany	19,000	Leased	Engineering office
Gasny, France	109,000	Owned	Environmental products
Ecoparc, France	46,000	Leased	Replacement filters
Vitoria, Spain	40,000	Owned	Environmental products
Singapore	41,000	Owned	Replacement filters

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

    Based upon estimates prepared by environmental consultants, at June 30, 2001 the Company estimates that related probable remediation costs will be approximately $14.0 million. The Company believes that these costs have been adequately reserved for on the balance sheet and are included in other liabilities. The Company has settled or exhausted its remedies against all of its insurance companies and any third parties, and expects no additional recoveries. No amounts have been recorded in the accompanying Consolidated Balance Sheets relating to any potential recoveries. It is possible that environmental liabilities may arise in the future. The precise costs associated with such liabilities are difficult to predict at this time.

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

Item 4. Submission of Matters to a Vote of Security Holders

    On April 24, 2001, OYL, the Company's sole shareholder, elected the following persons as members of the Board of Directors of the Company to serve until the next annual meeting of the stockholder: Quek Leng Chan, Ho Nyuk Choy, Roger Tan Kim Hock and Liu Wan Min. On July 1, 2001, the sole shareholder accepted the resignation of Roger Tan Kim Hock and elected Kwek Leng San as Director.

Part II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

    The Company's common stock is owned by a single shareholder, OYL. There is no public trading market for the Company's common stock.

Item 6. Selected Financial Data

    The following table sets forth selected consolidated historical financial data of the Company for the fiscal years ended June 30, 2001, 2000, 1999, 1998, and 1997. The Company's fiscal year ends on the Saturday closest to June 30. For clarity of presentation in the consolidated financial statements, all fiscal years are shown to begin on July 1 and end on June 30.

    The table should be read in conjunction with Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and the related Notes included herein.

Selected Financial Data

	2001	2000	1999	1998	1997
INCOME STATEMENT DATA:
Net sales	$870,854	$867,704	$924,028	$965,749	$947,933
Cost of sales	638,825	641,346	691,222	709,639	697,294

Gross profit	232,029	226,358	232,806	256,110	250,639
Operating expenses	189,442	196,662	216,669	224,833	212,741
Restructuring expenses	7,237	3,493	5,170	7,578	—

Operating income	35,350	26,203	10,967	23,699	37,898
Interest expense, net	19,372	21,627	23,975	25,131	25,961
Other (income) expense, net	(4,542)	1,566	(5,324)	(6,454)	616

Income (loss) before income taxes	20,520	3,010	(7,684)	5,022	11,321
Income taxes	8,540	2,647	(1,444)	3,791	6,283
Minority interest earnings	238	261	286	215	476

Net income (loss)	$11,742	$102	$(6,526)	$1,016	$4,562

BALANCE SHEET DATA (end of period):
Working capital	$56,056	$61,144	$42,034	$59,119	$82,174
Total assets	654,014	685,400	755,195	795,933	810,294
Total debt	201,487	218,854	266,419	265,876	287,824
Stockholder's equity	187,241	183,508	186,428	196,661	198,193
OTHER DATA:
EBITDA(a)	$69,164	$54,733	$45,104	$56,884	$62,373
EBITDA margin	7.9%	6.3%	4.8%	5.9%	6.6%
Depreciation and amortization	$29,510	$30,356	$29,099	$26,946	$25,567
Capital expenditures	16,006	7,881	19,514	23,922	15,941
Net cash provided by (used in)
Operating activities	28,957	47,643	18,362	27,456	26,223
Investing activities	(9,892)	5,115	(19,514)	(6,789)	(21,285)
Financing activities	(15,043)	(48,981)	544	(21,948)	(15,083)

FOOTNOTES TO TABLE OF SELECTED FINANCIAL DATA

  (a)
  EBITDA represents income (loss) before interest, income taxes, and depreciation and amortization. The Company has included information concerning EBITDA as it is relevant for debt covenant analysis and because certain investors use it as a measure of the Company's ability to service its debt. EBITDA should not be used as an alternative to, or be construed as more meaningful than, operating income or cash flow from operations as an indicator of the operating performance of the Company.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

    The following should be read in conjunction with Item 6—"Selected Financial Data" and the Consolidated Financial Statements and the Notes thereto.

2001 Compared to 2000

    Consolidated net sales were $870.9 million for the fiscal year ended June 30, 2001 compared to $867.7 million for the prior year, an increase of $3.2 million. In October 1999, the Company sold its commercial air conditioning operation in France, which had sales of $11.6 million in fiscal 2000. Additionally, the Company estimates that sales have decreased by approximately $23.3 million for fiscal 2001 due to the impact of unfavorable currency trends in translating European sales. Excluding the net sales attributable to the operation in France for fiscal 2000 and currency impact, net sales for fiscal 2001 increased $38.1 million or 4.5%, as compared to the prior year. Income from operations was $35.4 million or 4.1% of net sales compared to $26.2 million or 3.0% for fiscal 2001 and 2000, respectively. Gross margin increased year over year from 26.1% of net sales to 26.6% driven by improved manufacturing productivity and material cost reduction programs. Selling, general and administrative expenses as a percent of net sales decreased from 21.4% for fiscal 2000 to 20.4% for fiscal 2001 as a result of cost control programs and lower commission and warranty expense.

Commercial Air Conditioning and Refrigeration

    Net sales for the Commercial Air Conditioning and Refrigeration segment were $535.0 million in fiscal 2001 compared to $540.9 million in fiscal 2000, a decrease of $5.9 million. The decrease is partially due to the sale of the commercial air conditioning and refrigeration operation in France in 1999. Additionally, the Company estimates that sales have decreased by $5.7 million for fiscal 2001 due to the impact of unfavorable currency trends in translating European sales. Excluding these two items, sales increased $11.4 million or 2.2% primarily due to increased North America sales.

    North America fiscal 2001 net sales increased approximately 3.5%. This increase was primarily attributable to increased rooftop applied air handling product demand and increased service revenue, partially offset by decreased sales in applied terminal systems. Applied air handling sales increased 7.8% from the prior year, service revenues increased 13.8% and applied terminal systems sales decreased 7.6%.

    International net sales in fiscal 2001 decreased 2.4%, excluding the impact of the sale of the operation in France and the impact of the unfavorable currency trends on translating European sales activity. The decrease is attributable to the ongoing restructuring in the industrial refrigeration business in the United Kingdom where the Company has exited from certain non-core business.

    Backlog for the Commercial Air Conditioning and Refrigeration segment was $111 million and $124 million at June 30, 2001 and 2000, respectively. The decrease in backlog was primarily attributable to the softening of office building construction, negatively impacting air handling volume.

    Operating income excluding amortization and restructuring was $30.2 million, or 5.6% of net sales, in fiscal 2001 as compared to $13.0 million, or 2.4% of net sales, in fiscal 2000. The gross margin rate increased by 1.6 percentage points from the prior year primarily due to improved manufacturing efficiency in the domestic chiller business unit and increased field service volume. Selling, general and administrative expenses as a percent of sales decreased 1.7 percentage points with the majority of the improvement resulting from lower commission and warranty expense.

Filtration Products

    Net sales for the Filtration Products segment were $340.6 million in fiscal 2001, an increase of $12.0 million from the net sales of $328.6 million in fiscal 2000. The Company estimates that sales have decreased approximately $17.6 million for fiscal 2001 due to the impact of unfavorable currency trends in translating European sales. Excluding the currency impact, net sales increased $29.7 million or 9.0%.

    Domestic operations net sales increased 6.4% in fiscal 2001 compared to fiscal 2000. The growth was primarily attributable to continued strong clean room market demand and an increase in MFAS North America projects. International sales volume increased 11.1% from fiscal 2000, excluding the impact of the unfavorable currency trends on translating European sales activity. The increase is primarily attributable to improved air filtration product sales in Asia and an increase in APC systems volume in Latin America.

    Operating income excluding amortization and restructuring was $26.3 million in fiscal year 2001, a decrease of $1.7 million or 6.1%, from $28.0 million for fiscal year 2000. Operating income excluding amortization and restructuring as a percent of sales decreased from 8.5% in fiscal 2000 to 7.7% in fiscal 2001. Gross margins decreased to 27.5% from 29.0% as a percentage of net sales for the fiscal years 2001 and 2000, respectively. The decrease in gross margin percentage was primarily the result of competitive pricing pressures in North America and Europe in the replacement filter business. Selling, general and administrative expenses as a percentage of sales decreased 0.6 percentage points in fiscal 2001 from fiscal 2000, primarily due to continued management focus on overhead cost reduction.

Non-operating Expenses

    Interest expense was $19.4 million for fiscal 2001 compared to $21.6 million for fiscal 2000. The decrease in interest expense is primarily due to the reduced borrowing levels. During fiscal 2001 and 2000, the Company had net other income (expense) of $4.5 million and $(1.6) million, respectively. The increase in income in fiscal 2001 is primarily related to the sale of property in Dartford, United Kingdom associated with its industrial refrigeration business resulting in a gain of $4.5 million. Additionally, the Company repurchased $16.2 million of its Senior Notes at a discount resulting in a net gain of $0.4 million. In fiscal 2000, the Company recorded a $1.3 million loss related to the sale of the commercial air conditioning operation in France, which was completed in October 1999. The remaining components of other income and expenses primarily result from foreign currency and equity affiliate transactions.

    The provision for income taxes was $8.5 million and the effective tax rate was 41.6% for fiscal 2001 compared to an income tax provision of $2.6 million and an effective tax rate of 87.9% for fiscal 2000. The effective tax rate differs from the statutory rate primarily due to the effect of nondeductible goodwill amortization and foreign losses not benefited.

2000 Compared to 1999

    Consolidated net sales were $867.7 million for the fiscal year ended June 30, 2000 compared to $924.0 million for the prior year, a decrease of $56.3 million. The primary reason for the decrease is the sale of the Company's commercial air conditioning operation in France in October 1999 which was the cause of $40.8 million of the year over year decrease. Also, the Company estimates that $16.4 million of the decrease was attributable to having one less week of sales in the fiscal year 2000 as compared to fiscal year 1999. Excluding these two non-recurring items, sales increased $0.9 million or 0.1% compared to the prior year. Income from operations was $26.2 million or 3.0% of sales compared to $11.0 million or 1.2% of net sales for the fiscal years 2000 and 1999, respectively. Gross margin increased year over year from 25.2% of net sales to 26.1% driven by improved manufacturing productivity and material cost reduction programs. Selling, general and administrative expenses as a percent of net sales decreased from 22.2% to 21.4%, for the fiscal years 2000 and 1999, respectively, primarily as a result of lower warranty expenses.

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

    Backlog for the Commercial Air Conditioning and Refrigeration segment was $124 million as compared to $134 million at June 30, 2000 and 1999, respectively. The decrease in backlog was primarily attributable to the sale of the commercial air conditioning operation in France and also the market reaction to the applied terminal systems product rationalization program introduced in fiscal 1999.

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

    The Company also seeks to identify opportunities to improve its cost structure on an on-going basis. These opportunities may involve the elimination of certain positions or the closure of manufacturing facilities. As more fully described in Note 9 to the Consolidated Financial Statements, the Company recognized restructuring charges of $7.2, $3.5, and $5.2 million during fiscal years 2001, 2000, and 1999, respectively. These restructuring charges relate to actions that have been implemented in both the Commercial Air Conditioning and Refrigeration and Filtration Products segments. The Company continues to identify and evaluate other opportunities to improve its cost structure and may recognize additional restructuring charges in the future.

    In September 2001, the Company's Board of Directors signed a resolution to sell the Company's Singapore subsidiary to OYL for approximately $13.1 million, which would result in an immaterial gain. Proceeds from the sale are planned to be used to pay down debt.

Liquidity and Capital Resources

    Cash generated from operating activities and supplemented when necessary by short-term credit facilities provides the Company's liquidity needs. For the year ended June 30, 2001, net cash provided by operating activities was $29.0 million as compared to a generation of $47.6 million for the year ended June 30, 2000. For the fiscal year ended June 30, 2001 net cash used by investing activities of $9.8 million included $16.0 million in capital expenditures of which $5.1 million relates to the consolidation of domestic air handling operations in Minnesota, offset by cash proceeds of $6.9 million from the sale of property in the United Kingdom (see below).

    On September 30, 1999, the Company refinanced its Bank Credit Agreement with a New Term Loan of $30 million and a New Revolving Credit Facility of $90 million ("New Bank Credit Agreement"). The New Bank Credit Agreement expires in February 2003, was used to retire all obligations under the previous Bank Agreement and is designed to provide added flexibility and borrowing availability. The New Bank Credit Agreement also provides favorable interest rates and fees compared to the previous Bank Credit Agreement. At June 30, 2001, the Company had borrowed $53.5 million under the New Revolving Credit Facility, $7.5 million in letters of credit were issued and outstanding, and the Company had remaining borrowing availability of $29.0 million.

    A short-term credit facility provided to a subsidiary of the Company is supported by a £8.5 million ($12.0 million) letter of credit from the Company's parent, OYL, which expires on May 31, 2002. Approximately £2.8 million ($3.9 million) of the facility was utilized at June 30, 2001. This support arrangement may be extended for additional time periods with the consent of OYL and the bank providing the facilities.

    Total net payments on short-term and long-term debt for the year ended June 30, 2001 was $15.0 million which is a result of $8.0 million in payments on long-term debt, $15.5 million in repurchases of Senior Notes, net additional borrowings under short-term arrangements of $7.8 million and $0.7 million in proceeds from the issuance of new long-term debt. Total debt of the Company has been reduced from $218.9 million at June 30, 2000 to $201.5 million at June 30, 2001.

    In October 2000, cash proceeds from the sale of property in the United Kingdom of $6.9 million was used to reduce short-term borrowings. In October 1999, the Company sold its commercial air conditioning and refrigeration business in France for $13.0 million with the proceeds being used to reduce debt.

    Planned capital expenditures are approximately $16.0 million for each of fiscal 2002 and 2003.

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

    Management believes, based upon current levels of operations and forecasted earnings, that cash flows from operations, together with borrowings under the New Bank Credit Agreement and other short-term credit facilities, will be adequate to make payments of principal and interest on debt, to permit anticipated capital expenditures and to fund working capital requirements and other cash needs. Nevertheless, the Company will remain leveraged to a significant extent and its debt service obligations will continue to be substantial. If the Company's sources of funds were to fail to satisfy the Company's requirements, the Company may need to refinance its existing debt or obtain additional financing. There is no assurance that any such new financing alternatives would be available and, in any case, such new financing (if available) could be expected to be more costly and restrictive than the debt agreements currently in place.

Goodwill and Other Intangible Assets

    In June 2001, the Financial Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and No. 142, Goodwill and Other Intangibles Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company is required to apply the new rules on accounting for goodwill and other intangible assets beginning the first quarter of fiscal 2003, although it has the option to adopt the new Standards in the first quarter of fiscal year 2002. The Company is currently assessing the financial impact that SFAS Nos. 141 and 142 will have on its earnings and financial position.

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

Euro Conversion

    Management has implemented systems for the conversion to the Euro effective July 1, 2001. The Euro conversion has not had a material effect on the Company's operating results or competitive position. The Company will continue to investigate opportunities for European-wide system infrastructures.

Forward-Looking Statements

    When used in this report the words "believes," "anticipates," "estimates," "plans" and "expects" and similar expressions are intended to identify forward-looking statements. These forward-looking statements are intended to provide management's current expectations or plans for the future operating and financial performance of the Company, based on assumptions currently believed to be valid. A variety of factors could cause actual results to differ materially from those anticipated in the Company's forward-looking statements, some of which include risk factors previously discussed in this and other SEC reports filed by the Company. These risk factors include, but are not limited to, economic conditions in the United States, changes in world financial markets, environmental laws and regulations, risks associated with currency fluctuations, a weakening in Latin America and Asian markets, unforeseen competitive pressures, warranty expenses, market acceptance of new products, unseasonably cool spring or summer weather, unforeseen difficulties in maintaining mutually beneficial relationships with strategic partnerships and alliances, and the results of restructuring activities. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date on which those statements are made. The Company undertakes no obligation to update any forward-looking statements to reflect unanticipated events or circumstances occurring after that date.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

    The Company's earnings are affected by fluctuations in the value of the U.S. dollar, as compared to foreign currencies, as a result of transactions in foreign markets. At June 30, 2001, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company's transactions are denominated would result in a decrease in operating income of approximately $0.6 million for the year ending June 30, 2001. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales, changes in exchange rates also affect the volume of sales or the foreign currency sales price as competitors' services become more or less attractive. The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

    Total short-term and long-term debt outstanding at June 30, 2001 was $201.5 million, consisting of $81.0 million in variable rate borrowing and $120.5 million in fixed rate borrowing. At this level of variable rate borrowing, a hypothetical 10% increase in interest rates would decrease pre-tax current year earnings by approximately $0.6 million for the year ended June 30, 2001. At June 30, 2001, the fair value of the Company's fixed rate debt outstanding was estimated at $120.5 million using quoted market price. A hypothetical 10% change in interest rates would not result in a material change in the fair value of the Company's fixed rate debt. The Company may, at times, seek to limit the impacts of interest rate fluctuations on its debt through the use of interest rate derivative instruments. See Note 8 to the Consolidated Financial Statements for further information.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholder
AAF-McQuay Inc.

    We have audited the accompanying consolidated balance sheets of AAF-McQuay Inc. and subsidiaries as of June 30, 2001 and 2000, and the related consolidated statements of operations, cash flows, stockholder's equity and comprehensive income for each of the three years in the period ended June 30, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AAF-McQuay Inc. and subsidiaries at June 30, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

Louisville, Kentucky
August 10, 2001

AAF-McQUAY INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	June 30,
	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$14,254	$11,522
Accounts receivable	191,942	204,523
Inventories	101,802	103,835
Other current assets	8,370	8,216

Total current assets	316,368	328,096
Property, plant and equipment, net	118,744	124,998
Cost in excess of net assets acquired and other identifiable intangibles, net	201,731	214,311
Other assets and deferred charges	17,171	17,995

Total assets	$654,014	$685,400

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Short-term borrowings	$63,938	$57,859
Current maturities of long-term debt	6,120	7,319
Accounts payable, trade	100,585	105,637
Accrued warranty	19,567	18,743
Accrued employee compensation	27,155	29,784
Other accrued liabilities	42,947	47,610

Total current liabilities	260,312	266,952
Long-term debt.	131,429	153,676
Deferred income taxes	26,029	34,911
Other liabilities	49,003	46,353

Total liabilities	466,773	501,892
Stockholder's equity:
Preferred stock ($1 par value; 1,000 shares authorized, none issued)	—	—
Common stock ($100 par value; 8,000 shares authorized, 2,497 shares issued and outstanding)	250	250
Additional paid-in capital	179,915	179,915
Retained earnings	29,606	17,864
Accumulated other comprehensive income (loss)	(22,530)	(14,521)

Total stockholder's equity	187,241	183,508

Total liabilities and stockholder's equity	$654,014	$685,400

See Notes to Consolidated Financial Statements.

AAF-McQUAY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands)

	Years Ended June 30,
	2001	2000	1999
Net sales	$870,854	$867,704	$924,028
Cost of sales	638,825	641,346	691,222

Gross profit	232,029	226,358	232,806
Operating expenses:
Selling, general and administrative	177,245	185,512	205,299
Amortization of intangible assets	12,197	11,150	11,370
Restructuring charges	7,237	3,493	5,170

	196,679	200,155	221,839

Income from operations	35,350	26,203	10,967
Interest expense, net	19,372	21,627	23,975
Other (income) expense, net	(4,542)	1,566	(5,324)

Income (loss) before income taxes	20,520	3,010	(7,684)
Income taxes	8,540	2,647	(1,444)
Minority interest in earnings	238	261	286

Net income (loss)	$11,742	$102	$(6,526)

See Notes to Consolidated Financial Statements.

AAF-McQUAY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Years Ended June 30,
	2001	2000	1999
Cash flows from operating activities:
Net income (loss)	$11,742	$102	$(6,526)
Adjustments to reconcile to cash from operating activities:
Depreciation and amortization	29,510	30,356	29,099
Gain (loss) on the sale of business/property	(4,538)	1,331	—
Deferred income taxes	(8,882)	943	(4,417)
Other non-cash items, net	298	94	(738)
Changes in operating assets and liabilities:
Accounts receivable	7,278	6,823	10,769
Inventories	(334)	9,225	5,685
Accounts payable and other accrued liabilities	(3,124)	(2,477)	(17,444)
Other assets/liabilities, net	(2,993)	1,246	1,934

Net cash from operating activities	28,957	47,643	18,362
Cash flows from investing activities:
Capital expenditures	(16,006)	(7,881)	(19,514)
Acquisition of additional interest in joint venture, net of cash	(807)	—	—
Proceeds from the sale of business/property	6,921	12,996	—

Net cash from investing activities	(9,892)	5,115	(19,514)
Cash flows from financing activities:
Net borrowings (repayments) under short-term borrowing arrangements	7,765	(29,743)	27,340
Payments on long-term debt	(8,036)	(47,851)	(26,796)
Proceeds from issuance of long-term debt	738	30,000	—
Repurchase of senior notes	(15,510)	—	—
Payment of debt issuance costs	—	(1,387)	—

Net cash from financing activities	(15,043)	(48,981)	544
Effect of exchange rate changes on cash	(1,290)	(1,423)	79

Net increase (decrease) in cash and cash equivalents	2,732	2,354	(529)
Cash and cash equivalents at beginning of year	11,522	9,168	9,697

Cash and cash equivalents at end of year	$14,254	$11,522	$9,168

See Notes to Consolidated Financial Statements.

AAF-McQUAY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
(Dollars in thousands)

				Accumulated Other Comprehensive Income (Loss)
	Common Stock	Additional Paid-in Capital	Retained Earnings	Foreign Currency Translation Adjustments	Minimum Pension Liability Adjustments	Total
Balance, June 30, 1998	$250	$179,915	$24,288	$(7,792)	$—	$196,661
Net loss	—	—	(6,526)	—	—	(6,526)
Currency translation adjustment	—	—	—	(3,707)	—	(3,707)

Balance, June 30, 1999	250	179,915	17,762	(11,499)	—	186,428
Net income	—	—	102	—	—	102
Currency translation adjustment	—	—	—	(3,022)	—	(3,022)

Balance, June 30, 2000	250	179,915	17,864	(14,521)	—	183,508
Net income	—	—	11,742	—	—	11,742
Currency translation adjustment	—	—	—	(4,844)	—	(4,844)
Minimum pension liability adjustment, net of tax of $2,110	—	—	—	—	(3,165)	(3,165)

Balance, June 30, 2001	$250	$179,915	$29,606	$(19,365)	$(3,165)	$187,241

See Notes to Consolidated Financial Statements.

AAF-McQUAY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Years Ended June 30,
	2001	2000	1999
Net income (loss)	$11,742	$102	$(6,526)
Other comprehensive income (loss):
Foreign currency translation adjustments	(4,844)	(3,851)	(3,707)
Write off of accumulated foreign currency translation adjustments due to sale of business	—	829	—
Minimum pension liability adjustment, net of tax of 2,110	(3,165)	—	—

Comprehensive income (loss)	$3,733	$(2,920)	$(10,233)

See Notes to Consolidated Financial Statements.

AAF-McQUAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

    The accompanying financial statements include the accounts of AAF-McQuay Inc. (the Company), a wholly owned subsidiary of AAF-McQuay Group Inc., and its subsidiaries. AAF-McQuay Group Inc. is a wholly owned subsidiary of O.Y.L. Industries Berhad ("OYL").

    The Company is a worldwide manufacturer and marketer of commercial air conditioning and refrigeration and air filtration products and systems primarily for commercial, institutional and industrial customers. The Company maintains production facilities in nine countries and its products are sold in over 80 countries.

2. Summary of Significant Accounting Policies

  Basis of Presentation

    The consolidated financial statements include the accounts of the Company and all of its subsidiaries. All intercompany transactions and balances have been eliminated. The accompanying financial statements reflect the financial results of the Company for the fiscal years ended June 30, 2001, 2000 and 1999. The Company's fiscal year end is the Saturday closest to June 30 and, for clarity of presentation in the consolidated financial statements, fiscal years are shown to begin on July 1 and end on June 30.

    The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

    Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

  Cash and Cash Equivalents

    The Company invests cash in excess of operating requirements in short-term time deposits. These investments have original maturities of less than three months and are considered cash equivalents for financial reporting purposes.

  Inventories

    Inventories are valued at the lower of cost or market at June 30, 2001 and 2000. Cost is determined by the last-in, first-out (LIFO) method for U.S. inventories (65% in 2001 and 59% in 2000), and the first-in, first-out (FIFO) method for the Company's foreign subsidiaries (35% in 2001 and 41% in 2000).

  Property, Plant and Equipment

    Property, plant and equipment are capitalized at cost and depreciated using the straight-line method over their estimated useful lives as follows:

Buildings	20 to 40 years
Machinery and Equipment	3 to 12 years

    Maintenance and repairs are charged to operations when incurred, while expenditures, which have the effect of extending the useful life of an asset, are capitalized.

  Cost of Computer Software Developed or Obtained for Internal Use

    The Company capitalizes qualifying costs of computer software developed or obtained for internal use and amortizes these costs on a straight-line basis over the software's useful life, which is generally a period of three to five years.

  Intangible Assets

    The excess of cost over fair values of net assets acquired is being amortized on a straight-line basis over forty years. Other identifiable intangibles acquired include trademarks and tradenames, technical drawings, technology; and assembled work force, which are being amortized on a straight-line basis over forty, fifteen and ten years, respectively.

    On a periodic basis, the Company evaluates the carrying value of its intangible assets to determine if the facts and circumstances suggest that intangible assets may be impaired. If this review indicates that intangible assets may not be recoverable, as determined based on the undiscounted cash flow of the entity acquired over the remaining amortization period, the Company's carrying value of intangible assets is reduced to the then estimated fair value of such assets.

    In June 2001, the Financial Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and No. 142, Goodwill and Other Intangibles Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company is required to apply the new rules on accounting for goodwill and other intangible assets beginning the first quarter of fiscal 2003, although it has the option to adopt the new Standards in the first quarter of fiscal year 2002. The Company is currently assessing the financial impact that SFAS Nos. 141 and 142 will have on its earnings and financial position.

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

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and for Hedging Activities, which was amended by Statement Nos. 137 and 138, in June 1999 and June 2000, respectively. The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that do not receive hedge accounting treatment are adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or are recognized in other comprehensive income until the hedged item is recognized in earnings. The Company adopted Statement No. 133, as amended, on July 1, 2000 resulting in no cumulative effect of an accounting change being recognized in the consolidated statements of operations or comprehensive income.

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

    Transaction gains and losses that arise from exchange rate changes on transactions denominated in a currency other than the local currency are included currently in other (income) expense in the results of the Company's operations. The Company recognized net foreign currency transaction (gains) losses of $1,101,000, $25,000 and $(738,000), for the fiscal years ended June 30, 2001, 2000 and 1999, respectively.

  Revenue Recognition

    Revenues are generally recognized as products are shipped and title passes to the customer or services are rendered. Revenues and costs associated with long-term contracts are recognized on the percentage-of-completion method. Provisions are recorded for losses on contracts whenever it is estimated that costs will exceed contract value.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company adopted SAB 101 in the fourth quarter of fiscal 2001. The adoption of SAB 101 had no effect on the Company's results of operations or financial position.

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

  Research and Development Costs

    Research and development costs were approximately $9.0, $8.7 and $8.9 million, for the fiscal years ended June 30, 2001, 2000 and 1999, respectively, and are included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

  Stock-Based Compensation

    As described in Note 12, the Company has elected to follow the accounting provisions of Accounting Principles Board Opinion ("APB") No. 25 for stock-based compensation and to furnish the pro forma disclosures required under SFAS No. 123.

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

3. Accounts Receivable

    Accounts receivable consist of the following (dollars in thousands):

	2001	2000
Accounts receivable, trade	$189,500	$200,408
Accounts receivable, other	8,653	11,083

	198,153	211,491
Less allowance for doubtful receivables	6,211	6,968

	$191,942	$204,523

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

4. Inventories

    Inventories consist of the following (dollars in thousands):

	2001	2000
FIFO cost:
Raw materials	$42,706	$42,278
Work-in-process	17,691	19,313
Finished goods	41,851	42,325

	102,248	103,916
LIFO adjustment	(446)	(81)

	$101,802	$103,835

5. Property, Plant and Equipment

    Property, plant and equipment consists of the following (dollars in thousands):

	2001	2000
Land	$7,693	$8,845
Buildings	59,794	57,627
Machinery and equipment	141,321	134,517

	208,808	200,989
Less accumulated depreciation and amortization	90,064	75,991

	$118,744	$124,998

    At June 30, 2001, substantially all property, plant and equipment are encumbered by various debt obligations of the Company. Depreciation expense was $17.3, $19.2, and $17.7 million for fiscal 2001, 2000 and 1999, respectively. Pursuant to the close of the Scottsboro, Alabama air handling manufacturing facility (see Note 9), certain assets with a carrying amount of $3.4 million are held for sale. The assets, consisting principally of building and land, are expected to be sold by the end of fiscal 2003.

6. Intangible Assets

    Intangible assets consist of the following (dollars in thousands):

	2001	2000
Cost in excess of net assets acquired	$143,867	$144,142
Other intangibles:
Technology	14,021	14,129
Trademarks	58,874	58,874
Drawings	54,000	54,000
Workforce	17,046	17,046

Total other intangibles	143,941	144,049
Less accumulated amortization	86,077	73,880

	$201,731	$214,311

    Amortization of intangible assets in the Consolidated Statement of Operations for fiscal 2001 includes the write-off of intangibles and goodwill in the amount of $1.1 million related to the Company's German subsidiary. This write-off was based on an analysis of projected undiscounted cash flows, which were no longer deemed adequate to support the value of intangibles and goodwill associated with the business.

7. Debt

    In September 1999, the Company refinanced a previous bank agreement with a new Bank Credit Agreement. The Bank Credit Agreement expires in February 2003 and includes a $30 million term loan ("Term Loan") and a $90 million revolving credit commitment ("Revolver"). Use of the Revolver is subject to the Company's availability (as defined in the Bank Agreement) and is based on the Company's level of domestic receivables and inventories. Interest on advances is generally payable quarterly, at the Company's option on 1.) the higher of the domestic base rate (prime) or a rate based on the Federal Funds Rate plus a specified premium or 2.) the average rate at which Eurodollar deposits are offered to prime banks in the London interbank market ("LIBOR") plus a specified premium. The interest rate premiums are determined by an interest rate matrix, which is based on a certain financial ratio as described in the Bank Credit Agreement. As of June 30, 2001, the Company's interest rate premiums were LIBOR + 1.75% or prime + 0% for Revolver borrowings and LIBOR + 2.00% or prime + 0% for Term Loan borrowings. The interest rate premiums are subject to a 0.25% increase or decrease depending on the applicable ratio. At June 30, 2001, the Company's borrowing rate under the Revolver was approximately 5.6%. The average effective interest rate under the Revolver for the fiscal year ended June 30, 2001 was approximately 7.8%. A commitment fee of 0.25% is required on the unused portion of the Revolver. At June 30, 2001, the Company had borrowed $53.5 million under the Revolving Credit Facility, $7.5 million in letters of credit were issued and outstanding, and the Company had remaining borrowing availability of $29.0 million. At June 30, 2000, the Company had borrowed $31.9 million under the Revolving Credit Facility.

    At June 30, 2001, certain of the Company's foreign subsidiaries had available lines of credit with foreign banks of approximately $40.0 million which may be drawn as needed at an average interest rate of approximately 7.0%. Outstanding borrowings against international lines of credit amounted to approximately $10.5 and $26.0 million at June 30, 2001 and 2000, respectively. In addition, certain of the Company's foreign subsidiaries have non-borrowing bank facilities (letters of credit, guarantees, performance bonds, etc.) totaling $21.3 million as of June 30, 2001 and $22.3 million as of June 30, 2000 of which approximately $12.4 million was used at June 30, 2001 and $15.6 million was used at June 30, 2000.

    The weighted average effective interest rate on short-term borrowings was 5.8% and 8.9% at June 30, 2001 and 2000, respectively.

    Long-term debt consists of the following (dollars in thousands):

	2001	2000
Senior Term Loans	$17,975	$23,075
Senior Unsecured Notes due February 15, 2003, bearing interest at 8.875%	108,834	125,000
Other issues	10,740	12,920

	137,549	160,995
Less: Current maturities	(6,120)	(7,319)

	$131,429	$153,676

    The term loan portion of the Bank Credit Agreement is a direct obligation of the Company. This term loan is secured by substantially all the domestic assets of the Company and its domestic subsidiaries and a portion of the capital stock of certain foreign subsidiaries. Interest is generally payable quarterly. As of June 30, 2001, the repayment schedule calls for 19 monthly payments of $425,000 with a final payment of $9.9 million due at maturity (February 1, 2003).

    The Bank Credit Agreement contains covenants that, among other things, imposes limitations on incurrence of indebtedness, capital expenditures, transactions with affiliates, mergers and the disposition of assets, investments by the Company, and transactions involving the capital of the Company, including payment of any dividends. In addition, the Bank Credit Agreement contains financial covenants relating to net worth and fixed charge coverage. The Company is in compliance with the Bank Credit Agreement.

    The term loan portion of the Bank Credit Agreement contains provisions requiring accelerated payments as a result of asset sales above a prescribed minimum. Accelerated payments of $3.5 million were required during the fiscal year ended June 30, 2000. No accelerated payments were required for the years ended June 30, 2001 or 1999.

    In February 1996, the Company issued the 8.875% Senior Unsecured Notes ("Senior Notes") with the proceeds being used to reduce indebtedness under the previous bank agreement. The Senior Notes were issued under an indenture agreement which, among other things, contains restrictive covenants relating to dividend distributions, additional debt, sale of assets, transactions with affiliates, guarantees and investments by the Company and its subsidiaries. The Senior Notes are not redeemable prior to maturity (February 15, 2003) and are not subject to any sinking fund requirement.

    During the year ended June 30, 2001, the Company repurchased bond principal amounts totaling $16.2 million of its Senior Notes at a discount, resulting in a gain of approximately $0.4 million after write-off of associated debt issuance costs. The Company plans to hold these repurchased notes until their maturity in February 2003.

    Included in other issues of long-term debt are various term loans incurred by certain foreign subsidiaries, as well as obligations under Industrial Revenue Bonds and mortgage notes. The foreign term loans are secured by certain assets of the issuing foreign subsidiary and contain various repayment terms ranging from 3 to 14 years.

    The Company paid cash interest of $18.3, $20.7 and $23.1 million for the fiscal years ended June 30, 2001, 2000 and 1999, respectively.

    Maturities of long-term debt during each of the next five fiscal years subsequent to June 30, 2001 are as follows (dollars in millions): 2002—$6.1; 2003—$122.8; 2004—$1.0; 2005—$1.1; 2006—$1.0.

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

    Interest rate risk management:  The Company may, at times, seek to limit the impacts of rising interest rates on its variable rate debt through the use of interest rate derivative instruments. In January 2000, the Company entered into an interest rate swap transaction whereby the Company receives a fixed rate of 7.04% and pays a floating rate on the basis of 3-month LIBOR. The January 2000 swap has a three-year term and a notional amount of $30 million and effectively converts a portion of the Company's fixed rate borrowings to a floating rate. In September 2000, the Company sold an interest rate floor with a notional amount of $30 million, which requires the Company to make payments if 3-month LIBOR falls below a certain level. The Company received a payment of $165,000 as selling price for the floor. The measurement dates and maturity dates of the swap and floor match interest payment dates and maturity date of the Senior Notes. The Company records the swap and floor in its balance sheet at fair market value. As of June 30, 2001, the fair market value of the interest rate swap and floor was an asset of $1.4 million and a liability of $1.2 million, respectively. The net result of these positions recognized in operations for the year ended June 2001 was income of $0.3 million.

    Foreign currency management:  The Company enters into short-term foreign exchange contracts to hedge its exposure to currency fluctuations affecting certain foreign currency denominated trade payables and certain intercompany debt of its foreign subsidiaries. The notional amount of foreign exchange forward contracts outstanding at June 30, 2001 and 2000 respectively, was approximately $28.9 and $20.3 million, respectively. The U.S. dollar equivalent notional amount of these foreign exchange forward contracts by applicable foreign currency at June 30, 2001 and 2000 was as follows: Canadian dollars—$4.5 and $5.9 million; Singapore dollars—$0 and $0.9 million; Euro-related currencies—$6.8 and $2.8 million; British pounds—$12.4 and $9.2 million; Mexican peso—$5.0 and $0 million; and various other currencies—$0.2 and $1.5 million.

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

    SFAS No. 107, Disclosures about Fair Values of Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying values reported in the balance sheets for cash and cash equivalents, accounts receivable and short-term borrowings approximate their respective fair values. The fair value of the Company's Senior Unsecured Notes is estimated using a quoted market price. The carrying amount of the Company's long-term debt at June 30, 2001 of $137.5 million approximates fair value. The fair values of the Company's foreign exchange forward contracts are based on current settlement values and fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counter parties' credit standing. At June 30, 2001 and 2000, the net carrying amount of these contracts approximates their fair value.

9. Restructuring

    The Company initiated several restructuring plans during fiscal 2001 in both the Commercial Air Conditioning and Refrigeration and Filtration Products segments. Restructuring reserves of approximately $7.2 were recorded. During the first quarter of fiscal 2001, the Company announced its intention to close its air handling manufacturing facility in Scottsboro, Alabama. Related to this closure, the Company recorded a restructuring reserve of approximately $2.2 million, primarily related to severance accruals for the elimination of approximately 330 employees. Additionally during fiscal 2001, the Commercial Air Conditioning and Refrigeration segment continued restructuring efforts in its United Kingdom operations recording a reserve of approximately $4.4 million. This reserve primarily represents severance accruals related to the elimination of approximately 180 employees in its industrial refrigeration headquarters and air handling, plate freezer and compressor manufacturing units. The remaining restructuring reserves of approximately $0.6 million primarily relate to severance costs for the Filtration Products segment and the elimination of approximately 15 positions in Germany. At June 30, 2001, the Company had utilized $6.0 million of the reserves related to these restructuring plans. The Company expects to complete these restructuring efforts by the end of fiscal 2002.

    During fiscal year 2000, restructuring reserves of $3.5 million were recorded. The Commercial Air Conditioning and Refrigeration business segment continued the restructuring of the United Kingdom operations in the third and fourth quarters of fiscal 2000, recording approximately $2.7 million primarily representing severance accruals. Additionally, the Filtration Products business segment restructured the United Kingdom operations in the fourth quarter of fiscal 2000 resulting in a restructuring charge of approximately $0.8 million for severance accruals. These combined efforts resulted in the elimination of approximately 140 employees in the United Kingdom. At June 30, 2001, the Company had utilized substantially all of the $3.5 million reserves recorded in fiscal 2000 related to these restructuring plans.

    During fiscal 1999, restructuring reserves of $5.2 million were recorded. The Commercial Air Conditioning and Refrigeration business segment commenced restructuring efforts of the United Kingdom and Italian operations in the third quarter, recording approximately $1.0 million representing primarily severance accruals. Additionally, the chiller business unit was reorganized in the fourth quarter resulting in a restructuring charge of approximately $1.0 million for severance accruals. These combined efforts resulted in the elimination of approximately 120 employees. The Filtration Products business segment restructured the German operations in the first quarter and additional European operations and domestic operations in the fourth quarter of fiscal year 1999. Total restructuring charges of $3.2 million were recorded. Components of the $3.2 million related primarily to severance accruals related to the elimination of approximately 40 positions. At June 30, 2000, the Company had utilized substantially all of the $5.2 million reserve recorded in fiscal year 1999 related to these restructuring plans.

10. Provision for Income Taxes

    Pretax income (loss) subject to taxation by the U.S. and foreign jurisdictions for the fiscal years ended 2001, 2000 and 1999 was as follows:

	2001	2000	1999
Domestic	$14,700	$4,513	$(9,460)
Foreign	5,820	(1,503)	1,776

Total	$20,520	$3,010	$(7,684)

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at June 30, 2001 and 2000 are as follows (dollars in thousands):

	2001	2000
Deferred tax assets:
Net operating loss carryforwards	$10,012	$14,644
Fixed assets	951	1,012
Post-retirement benefits	4,813	4,476
Other accruals	23,304	22,769
Tax credit carryforwards	390	2,458
Other	5,950	3,095

Total deferred tax assets	45,420	48,454
Valuation allowance	(12,281)	(19,865)

Net deferred tax assets	$33,139	$28,589

Deferred tax liabilities:
Unrepatriated foreign earnings	$2,755	$2,755
Fixed assets	13,790	16,611
Intangible assets	28,907	30,708
Inventories	6,028	7,453
Other	7,688	5,973

Total deferred tax liabilities	59,168	63,500

Net deferred tax liabilities	$26,029	$34,911

    Deferred tax assets for net operating loss carryforwards and other items at June 30, 2001 and 2000 include approximately $2.0 million and $2.6 million, respectively, related to periods prior to the acquisition by OYL which have been offset by a valuation allowance. If realized, the benefit of these deferred tax assets will be applied to reduce goodwill related to the acquisition. During fiscal year 2001, the deferred tax asset valuation allowance decreased by approximately $7.6 million. The decrease is principally attributable to the release of valuation allowances associated with the use or expiration of corresponding deferred tax assets during the fiscal year. There is no additional tax on repatriation of any current year earnings because of the availability of tax credits. During fiscal year 2000, the deferred tax asset valuation allowance increased by approximately $5.5 million. The increase was principally attributable to the recognition of tax asset valuation allowances associated with tax loss carryforwards and tax credit carryforwards generated during the fiscal year.

    Significant components of the provision (benefit) for income taxes are as follows (dollars in thousands):

	2001	2000	1999
Federal taxes—current	$9,792	$2,278	$(2,398)
Federal taxes—deferred	(4,223)	(168)	(568)
State taxes	1,307	377	(331)
Foreign taxes—current	3,229	3,428	1,853
Foreign taxes—deferred	(1,565)	(3,268)	—

Total	$8,540	$2,647	$(1,444)

    During the fiscal years ended June 30, 2001, 2000 and 1999, the Company paid income taxes (net of tax refunds) of approximately $15.5, $(1.8), and $0.6 million, respectively. A reconciliation between the Company's reported tax provision (benefit) and the tax provision (benefit) computed based on the U.S. statutory rate is as follows (dollars in thousands):

	2001	2000	1999
Statutory U.S. Federal income tax provision	$7,182	$1,054	$(2,690)
Nondeductible goodwill amortization	1,089	1,095	1,116
State taxes, net of federal benefit	1,307	377	(331)
Other	(1,038)	121	461

Reported tax provision	$8,540	$2,647	$(1,444)

    At June 30, 2001, the Company has net operating loss and tax credit carryforwards of approximately $29 million and $0.4 million, respectively, in the United States and various foreign countries. Approximately $1.6 million of the net operating loss carryforwards and all tax credit carryforwards expire in fiscal years 2002 through 2012. The remaining net operating loss carryforwards can be carried forward indefinitely.

11. Employee Benefit Plans

    The Company has frozen defined benefit pensions plans in effect for certain of the Company's domestic hourly employees and active defined benefit pension plans for certain of its foreign employees. Benefits are computed using formulas, which are generally based on age and years of service. Plan assets consist primarily of common stock, insurance contracts and government obligations. The Company's method of funding pension costs is to contribute amounts to the plans sufficient to meet minimum funding requirements, plus such amounts as the Company may determine to be appropriate from time to time.

    The Company also sponsors defined benefit health care plans for certain salaried and non-salaried employees whereby certain health care and life insurance benefits are provided on retirement. The benefits are provided only for a frozen group of active employees and retirees.

    The following table sets forth the funded status of the defined benefit pension and defined benefit health care plans, and amounts recognized in the Consolidated Balance Sheet (dollars in thousands):

	Pension Benefits Plans in the United States		Pension Benefits Plans outside the United States		Other Postretirement Benefits All Plans
	2001	2000	2001	2000	2001	2000
Change in Benefit Obligation
Benefit obligation at beginning of year	$25,269	$27,306	$98,986	$93,379	$6,338	$5,879
Service cost	131	241	3,211	3,516	205	217
Interest cost	1,854	1,831	5,457	5,181	450	395
Plan participants' contributions	—	—	888	1,097	—	—
Actuarial (gains)/losses	1,148	(1,491)	(6,185)	(2,404)	(3,397)	343
Benefits paid	(2,430)	(2,574)	(5,428)	(2,908)	(542)	(496)
Curtailments (gain)/loss	—	(44)	3,535	—	—	—
Settlements	(84)	—	—	6,302	—	—
Sale of business	—	—	—	(660)	—	—
Effects of currency exchange rates	—	—	(7,012)	(4,517)	—	—

Benefit obligation at end of year	$25,888	$25,269	$93,452	$98,986	$3,054	$6,338

Change in Plan Assets
Fair value of plan assets at beginning of year	$28,723	$26,671	$93,699	$87,174	$—	$—
Actual return on plan assets	(3,625)	4,284	(7,124)	9,948	—	—
Benefits paid	(2,430)	(2,574)	(5,429)	(2,908)	(542)	(496)
Employer contributions	664	342	2,191	2,561	542	496
Contributions by plan participants	—	—	888	1,097	—	—
Settlements	(126)	—	—	—	—	—
Effects of currency exchange rates	—	—	(6,217)	(4,174)	—	—

Fair value of plan assets at end of year	23,206	28,723	78,008	93,698	—	—

Funded status	(2,682)	3,454	(15,444)	(5,288)	(3,054)	(6,338)
Unrecognized net actuarial (gain)/loss	361	(7,135)	24,121	13,837	(3,769)	(362)

Prepaid (accrued) benefit cost	$(2,321)	$(3,681)	$8,677	$8,549	$(6,823)	$(6,700)

Amounts recognized in the Consolidated Balance Sheet
Prepaid benefit cost	$1,972	$1,320	$9,616	$9,589	$—	$—
Accrued benefit cost	(4,712)	(5,001)	(5,795)	(1,040)	(6,823)	(6,700)
Accumulated other comprehensive loss	419	—	4,856	—	—	—

Net amount recognized	$(2,321)	$(3,681)	$8,677	$8,549	$(6,823)	$(6,700)

    The aggregate accumulated benefit obligation for defined benefit pension plans with an accumulated benefit obligation in excess of plan assets was $10.5 and $10.6 million as of June 30, 2001 and 2000, respectively. The aggregate projected benefit obligation for defined benefit pension plans with a projected benefit obligation in excess of plan assets was $54.8 and $50.9 million as of June 30, 2001 and 2000, respectively. The aggregate fair value of plan assets for defined benefit pension plans with either an accumulated benefit obligation or a projected benefit obligation in excess of plan assets was $44.1 and $55.5 million as of June 30, 2001 and 2000, respectively.

    The net periodic benefit cost related to the defined benefit pension plans included the following components (dollars in thousands):

	Pension Benefits Plans In the United States			Pension Benefits Plans Outside the United States
	2001	2000	1999	2001	2000	1999
Service cost	$94	$240	$241	$3,125	$3,682	$3,210
Interest cost	1,864	1,825	1,848	5,613	5,293	5,117
Expected return on plan assets	(2,528)	(2,317)	(2,321)	(7,614)	(7,226)	(7,173)
Net amortization/deferral	(319)	(76)	(103)	400	392	163
Curtailment	45	(44)	(18)	—	—	—

Net periodic (benefit) cost	$(844)	$(370)	$(353)	$1,524	$2,141	$1,317

Assumptions as of June 30:
Discount rate	7.25%	7.75%	7.00%	Ranging from 5.50% to 6.00%
Expected return on plan assets	9.00%	9.00%	9.00%	Ranging from 7.00% to 8.50%
Rate of compensation increase	N/A	N/A	N/A	Ranging from 4.00% to 5.00%

    The net periodic benefit cost related to the defined benefit health care plans included the following components (dollars in thousands):

	2001	2000	1999
Service cost	$205	$204	$256
Interest cost	469	393	400
Net amortization/deferral	1	(18)	(29)

Net periodic benefit cost	$675	$579	$627

Weighted average discount rate as of June 30	7.25%	7.75%	7.00%

    The health care cost trend rate used to determine the health care benefit obligation was 8.5% for 2001. This rate decreases gradually annually to the ultimate medical trend rate of 5.00% in 2008, and remains at that level thereafter. The trend rate is a significant factor in determining the amounts reported. A one-percentage-point change in these assumed health care cost trend rates would have the following effects (dollars in thousands):

	Increase	Decrease
Effect on total service and interest cost components	$65	$(55)
Effect on postretirement benefit obligation	244	(216)

    The Company has a defined contribution plan that covers domestic employees. Company contributions to the plan are based on employee compensation. The Company expensed $1.5 million, $1.3 million and $1.3 million under this plan during the fiscal years ended June 30, 2001, 2000 and 1999, respectively.

    The Company also sponsors a 401(k) defined contribution plan that covers domestic employees. Participants may contribute a percentage of their compensation to the plan. The Company with certain limitations matches contributions. During the fiscal years ended June 30, 2001, 2000 and 1999, the Company expensed $1.5 million, $1.2 million and $1.2 million, respectively, related to this plan.

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

    Under the stock option plan, options to purchase common stock may be granted until 2007. Options may be granted at fair market value at the date of the grant or at fair market value at the date of grant discounted for a lack of marketability and are exercisable up to 10 years after the date of grant unless terminated sooner or in the event of a public offering of the Company's shares, two years following the later of the public offering or the date the grantee becomes vested in that portion of the option. Generally, stock options vest and thus can be exercised at 33 1/3% on each of the first three anniversaries of the date of the grant or 100% at termination of employment because of disability, death or wrongful termination or change in ownership control.

    The Company recognized income of $1.1 million during fiscal 1999 for stock option grants receiving variable accounting treatment under APB No. 25. These options were forfeited in 2001.

    As of June 30, 2001, 2000 and 1999, there were stock options for 6.6, 10.3 and 40.0 shares of AAF-McQuay Group, Inc. issued and outstanding under the plan. Transactions are summarized as follows:

	Stock Options	Weighted Average Exercise Price
Outstanding at June 30, 1998	38.3	$197,997
Granted, vested over three years	5.3	203,214
Forfeited	3.6	203,214

Outstanding at June 30, 1999	40.0	$198,219
Forfeited	29.7	196,204

Outstanding at June 30, 2000	10.3	$203,214
Forfeited	3.7	203,214

Outstanding at June 30, 2001	6.6	$203,214
Shares exercisable at June 30, 1999	27.3	$195,880
Shares exercisable at June 30, 2000	7.0	$203,214
Shares exercisable at June 30, 2001	6.0	$203,214

    In electing to follow APB No. 25 for expense recognition purposes, the Company is obligated to provide the expanded disclosures required under SFAS No. 123 for stock-based compensation including, if materially different from reported results, disclosure of pro forma net income had compensation expense been measured under the fair value recognition provisions of SFAS No. 123. No options were granted in fiscal year 2000 or 2001. The weighted-average fair values at date of grant for options granted in 1999 was $43,468, and was estimated using the Black-Scholes option valuation model with the following weighted average assumptions:

Expected life in years	10.0
Interest Rate	6.0%
Dividend Yield	0%

    The Company's pro forma net income (loss) for the years ended June 30, 2001, 2000, and 1999 would be $11.7, $0.1, and ($7.3) million, respectively. For pro forma disclosure, stock-based compensation is amortized to expense on a straight-line basis over the vesting period.

13. Leases and Commitments

    The following is a schedule of future minimum lease payments required under third party operating leases that have initial or remaining noncancelable lease terms in excess of one year (dollars in thousands):

Year
2002	$7,178
2003	5,266
2004	3,999
2005	3,097
2006	2,744
Thereafter	12,225

    Rental expense associated with third party operating leases was approximately $10.9, $10.5 and $9.1 million for the fiscal years ended June 30, 2001, 2000 and 1999, respectively. It is expected that, in the normal course of business, leases that expire will be renewed or replaced by leases on other property and equipment.

    The Company has a contract whereby a third party manages certain of its data processing operations. Monthly charges during the fiscal years ended June 30, 2001, 2000 and 1999 averaged approximately $732,000, $838,000 and $767,000, respectively, under this contract. This contract extends through December 31, 2005.

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

    Based upon estimates prepared by environmental consultants, at June 30, 2001 the Company estimates that related probable remediation costs will be approximately $14.0 million. The Company believes that these costs have been adequately reserved for on the balance sheet and are included in other liabilities. The Company has settled or exhausted its remedies against all of its insurance companies and any third parties, and expects no additional recoveries. No amounts have been recorded in the accompanying Consolidated Balance Sheets relating to any potential recoveries. It is possible that environmental liabilities may arise in the future. The precise costs associated with such liabilities are difficult to predict at this time.

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

16. Business Segments and Geographic Information

    The Company globally manufactures and markets commercial air conditioning and air filtration products and systems within two principal segments: Commercial Air Conditioning and Refrigeration, the manufacture, sale and distribution of heating, ventilating, air conditioning, industrial refrigeration equipment products, and Filtration Products, the manufacture and sale of air filtration products and systems. Information relating to operations in each industry segment and information by geographic area is as follows as of and for the fiscal years ended June 30, 2001, 2000 and 1999:

Classified By Industry:	2001	2000	1999
	(dollars in thousands)
Net Sales:
Commercial Air Conditioning and Refrigeration	$534,965	$540,898	$598,646
Filtration Products	340,593	328,586	334,129
Eliminations	(4,704)	(1,780)	(8,747)

Total	$870,854	$867,704	$924,028

Operating Income (Loss):
Commercial Air Conditioning and Refrigeration	$17,195	$3,705	$(6,643)
Filtration Products	19,885	22,885	15,367
Corporate	(1,730)	(387)	2,243

Total	$35,350	$26,203	$10,967

Total Assets:
Commercial Air Conditioning and Refrigeration	$383,987	$404,546	$461,619
Filtration Products	269,619	278,847	287,636
Corporate	408	2,007	5,940

Total	$654,014	$685,400	$755,195

Depreciation/Amortization:
Commercial Air Conditioning and Refrigeration	$19,149	$20,595	$18,685
Filtration Products	10,339	9,728	10,311
Corporate	22	33	103

Total	$29,510	$30,356	$29,099

Capital Expenditures:
Commercial Air Conditioning and Refrigeration	$10,319	$4,125	$16,731
Filtration Products	5,682	3,693	2,783
Corporate	5	63	—

Total	$16,006	$7,881	$19,514

    The Company estimates corporate expenses and determines fixed allocations of these expenses for each business segment at the beginning of the fiscal year. Any over or under allocation of actual expenses incurred results in income or expense reported at the corporate level. The $(1.7), $(0.4), and $2.2 million noted above represent the over (under) allocation of expenses for fiscal years 2001, 2000 and 1999, respectively. Assets at the corporate level consist of cash, receivables, property and other assets.

    The reconciliation of segment profit to the Company's earnings before taxes for each year is as follows:

	2001	2000	1999
	(dollars in thousands)
Operating Income from business segments	$37,080	$26,590	$8,724
Over (under) allocation of corporate expenses	(1,730)	(387)	2,243
Interest expense, net	(19,372)	(21,627)	(23,975)
Other income (expense), net	4,542	(1,566)	5,324

Income (loss) before income taxes	$20,520	$3,010	$(7,684)

Classified By Geographic Region	2001	2000	1999
	(dollars in thousands)
Net Sales:
U.S.	$559,956	$537,372	$544,661
Europe	245,756	271,549	322,653
Other	65,142	58,783	56,714

Total	$870,854	$867,704	$924,028

Transfers between geographic areas are not significant.

    The composition of the Company's property, plant and equipment, net, between those in the United States and those in Europe and other countries as of the end of each year is as follows:

	2001	2000	1999
	(dollars in thousands)
U.S	$95,561	$97,390	$104,815
Europe	19,146	24,419	36,798
Other	4,037	3,189	3,473

Total	$118,744	$124,998	$145,086

17. Related Party Transactions

    Hong Leong and its subsidiary companies, including OYL and the Company, have a policy of buying from related companies whenever feasible. During fiscal years ended June 30, 2001, 2000 and 1999, pursuant to this policy, the Company and various of its subsidiaries sold an aggregate of approximately $6.7, $9.5 and $6.7 million, respectively, of the Company's products to various OYL entities in the ordinary course of business. Additionally, during fiscal years 2001, 2000 and 1999, the Company purchased approximately $3.1, $8.4 and $1.2 million, respectively, of product from OYL and its subsidiary companies in the ordinary course of business. The Company does not expect a change in this policy and plans to continue to buy from and sell to OYL and Hong Leong related entities in the future.

    The Company has entered into trademark license and royalty agreements with O.Y.L. Manufacturing Company SDN BHD ("OMC") (the "OMC Agreement"), Shenzhen O.Y.L. Electrical Co. Ltd. ("Shenzhen") (the "Shenzhen Agreement") and P.T. O.Y.L. Sentra Manufacturing ("PT OYL") (the "PT OYL Agreement"). Pursuant to such Agreements, the Company has granted OMC, Shenzhen and PT OYL, respectively, nonexclusive, nontransferable rights and licenses to use the trademark "McQuay" in connection with the sale and marketing of certain products exclusively through Shenzhen's, OMC's and PT OYL's respective international distribution networks. In exchange for such grants, OMC, Shenzhen and PT OYL have each agreed to pay the Company earned royalty payments ranging from 2% to 5% of the accumulated net sales of such products. The Company has been paid or was owed $340,500, $506,400 and $166,000 pursuant to the OMC Agreement, $225,000, $525,600 and $105,000 pursuant to the Shenzhen Agreement, and $0, $11,621 and $8,000 pursuant to the PT OYL Agreement for the years ended June 30, 2001, 2000 and 1999, respectively. Each of OMC, Shenzhen and PT OYL are subsidiaries of OYL.

    In August 1995, the Company entered into an agreement with Wuhan-McQuay Air Conditioning & Refrigeration Company Ltd. ("Wuhan-McQuay"), a joint venture of Wuhan-New World Refrigeration Industrial Company Limited and McQuay Asia (Hong Kong) Ltd., an OYL subsidiary, to license certain technology and trademarks for use in the People's Republic of China in exchange for a royalty of 2%-3% of net sales. Pursuant to such agreement, the Company has paid or was owed royalties from Wuhan-McQuay of $449,500, $43,000 and $0 for the years ended June 30, 2001, 2000 and 1999, respectively. Payments are to be paid quarterly contingent on Wuhan-McQuay's financial condition and receipt of approval from the Government of the People's Republic of China.

    J & E Hall Limited, a wholly owned, U.K. based subsidiary of the Company, had a short-term credit facility supported by a letter of credit from OYL. Borrowings under this facility totaled $24.1 million at June 30, 2000. This arrangement expired in September 2000. AAF-McQuay UK Limited, a wholly owned subsidiary of the Company, carries a new short-term credit facility with availability of £8.5 million ($12.0 million) supported by a letter of credit from OYL. Borrowings under this facility totaled £2.8 million ($3.9 million) at June 30, 2001.

18. Investment in Affiliates

    The Company has entered into a number of partnerships with local entities throughout the world to maximize its brand name exposure, increase its market penetration and enhance its manufacturing and distribution capabilities. The Company currently has fourteen (14) joint ventures (20% to 50% Company ownership) accounted for by the equity method. The Company sold $18.4, $17.4, and $27.6 million for fiscal years 2001, 2000 and 1999, respectively, to these joint ventures. The Company has loans outstanding to eight of the joint ventures for a total principal sum of $3.3 and $3.8 million as of June 30, 2001 and 2000, respectively. Summary financial information for the affiliated companies (20% to 50% owned) is as follows:

	2001	2000	1999
	(dollars in thousands)
Current assets	$25,005	$28,798	$36,413
Property, plant and equipment and other assets	2,749	2,660	7,576
Current liabilities	18,900	21,693	28,845
Long-term debt	2,750	3,218	2,667
Net sales	52,406	59,460	62,676
Gross profit	12,073	15,234	14,502
Net income (loss)	996	223	(477)

    Investments in affiliates of $3.9 and $4.6 million is included in Other assets and deferred charges in the Consolidated Balance Sheets at June 30, 2001 and 2000, respectively. The Company provides guarantees for obligations of its joint ventures totaling $1.4 million.

19. Other Income (Expense)

    During the fiscal years ended June 30, 2001, 2000 and 1999, the Company had net other income (expense) of $4.5, $(1.6), and $5.3 million, respectively. In fiscal 2001, the Company completed the sale of property in Dartford, United Kingdom associated with its industrial refrigeration business resulting in a gain of $4.5 million before taxes. Proceeds from the sale of approximately $6.9 million were used to reduce debt. Additionally, during the fiscal year ended June 30, 2001, the Company repurchased $16.2 million of its Senior Notes at a discount resulting in a net gain of approximately $0.4 million before taxes. See Note 7 for further discussion. In fiscal 2000, the Company recorded a loss of $1.3 million due to the sale of the commercial air conditioning operation in France in October 1999. In fiscal year 1999, the Company recorded $2.9 million in other income as a result of favorable developments in the IRS audit and tax indemnification settlement with former shareholders of the Company as described in Note 14. Additionally, during the fiscal year ended June 30, 1999, the Company recognized a $1.5 million gain related to the termination of a pension plan in Canada and $0.8 million in expense related to the potential sale of the Company. Gain or losses from foreign currency and equity affiliate transactions are also included in other income (expense) for the fiscal years ended June 30, 2001, 2000 and 1999.

20. Subsequent Event

    In September 2001, the Company's Board of Directors signed a resolution to sell the Company's Singapore subsidiary to OYL for approximately $13.1 million, which would result in an immaterial gain. Proceeds from the sale are planned to be used to pay down debt.

21. Selected Quarterly Financial Data (Unaudited)

(Dollars in thousands)

	Fiscal 2001 Quarters				Fiscal 2000 Quarters
	First	Second	Third	Fourth	First	Second	Third	Fourth

Sales	$215,009	$211,877	$210,997	$232,971	$225,127	$202,188	$215,060	$225,329
Gross margin	58,347	52,665	54,941	66,076	59,974	50,529	53,974	61,881
Income from operations	7,361	4,178	6,463	17,348	7,099	3,419	3,740	11,945
Net income (loss)	1,030	2,186	899	7,627	(483)	(1,685)	(2,468)	4,738

Schedule II.  Valuation and Qualifying Accounts and Reserves

AAF-MCQUAY INC.
(dollars in thousands)

Col. A	Col. B	Col. C Additions		Col. D		Col. E
Description	Balance at Beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions		Balance at end of period
Year Ended June 30, 2001
Allowance for doubtful receivables	$6,968	$1,015		$1,772(a	)	$6,211
Accrued warranty expense	29,439	12,585		11,425(b	)	30,599
Year Ended June 30, 2000
Allowance for doubtful receivables	$7,057	$2,218		$2,307(a	)	$6,968
Accrued warranty expense	28,627	14,963	$29	14,180(b	)	29,439
Year Ended June 30, 1999
Allowance for doubtful receivables	$7,361	$698		$1,002(a	)	$7,057
Accrued warranty expense	25,813	23,227		20,413(b	)	28,627

(a)
Uncollectible accounts written off net of recoveries.

(b)
Warranty claims honored during the year.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    None.

Part III

Item 10.  Directors and Officers of the Registrant

    The following table sets forth the name, age, and position of the Company's directors and executive officers.

Name	Age	Position
Ho Nyuk Choy	47	President, Chief Executive Officer and Director
Eric R. Roberts	43	Executive Vice President—McQuay Americas
Robert E. Brymer	43	Vice President—AAF Americas
Bruce D. Krueger	39	Vice President of Finance
Stephen T. Kapsalis	43	Vice President of Strategic Business Development
Gary R. Boyd	49	Vice President of Human Resources
Dixie L. Randle	48	General Counsel and Secretary
Ronald J. Pederson	43	Treasurer
Tan Sri Quek Leng Chan	58	Director
Liu Wan Min	57	Director
Kwek Leng San	46	Director

    Ho Nyuk Choy joined AAF-McQuay Inc. in January 2000 as President and Chief Executive Officer and also continues to serve as the Joint Group Managing Director of OYL. Mr. Ho has served as Group Managing Director of OYL since 1993. From 1989 to 1993, he served in various management positions with OYL. Mr. Ho is a Director of McQuay Asia (Hong Kong) Limited.

    Eric R. Roberts has served as Executive Vice President of McQuay Americas since June 2000. From October 1999 to June 2000, Mr. Roberts served as Vice President & General Manager of the Applied Air Handling business unit within the McQuay North America segment and was general manager of the business unit since March 1998. Mr. Roberts was Director of Marketing for McQuay International from January 1997 to March 1998. Prior to joining McQuay, Mr. Roberts was Director of Marketing for Onan Corporation, a division of Cummins Engine Company.

    Robert E. Brymer has served as Vice President of AAF Americas since June 2000. From May 1999 to June 2000, Mr. Brymer was Vice President—Sales & Marketing for McQuay International. From May 1998 to May 1999, Mr. Brymer served as a consultant for McQuay International prior to rejoining the Company. From June 1996 to April 1998, he served as President—Air Filtration Division of AAF International. Prior to June 1996, Mr. Brymer served in various executive capacities with AAF since joining them in May 1993 as Director of Marketing. Prior to joining AAF, he served as Vice President of Marketing and Sales for Wedge Innovations for three years and Director of Marketing and various other positions for Skil Tools for seven years.

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

    Dixie L. Randle has served as the General Counsel and Secretary of the Company since October 1999. From April 1998 until October 1999, Ms. Randle served as General Counsel and Assistant Secretary, she served as Division General Counsel of the Commercial Air Conditioning segment from July 1994 to April 1998, and from May 1993 to July 1994, as Senior Attorney for the segment. Prior to 1993, she served on the in-house counsel staff of the Lehndorff Group of Companies, a commercial real estate investment and property management group and was with Vinson & Elkins from 1982 to 1987.

    Stephen T. Kapsalis has served as Vice President of Strategic Business Development for the Company since August 2000. In that role, he is primarily responsible for growing the MFAS business and developing business opportunities worldwide. From 1995 to 1998, Mr. Kapsalis served as Vice President of the Environmental Products business unit in Europe, and from 1998 until assuming his current position, he served as Vice President of AAF Europe. Prior to joining the Company, he served as President of Winter Welding and Machine Corporation from 1990 to 1995 and served as a Manager in the Power Construction and Engineering Industry for eight years.

    Ronald J. Pederson has served as the Treasurer since July 1997. From March 1995 until July 1997, Mr. Pederson served as the Assistant Treasurer of the Company. He served as Manager of Treasury Operations from February 1988 through March 1995.

    Tan Sri Quek Leng Chan has served as Executive Chairman of Hume since 1990. He has served as Chairman and Chief Executive Officer of Hong Leong since 1968. Mr. Quek currently serves as Executive Chairman of Hong Leong Credit Berhad, Hong Leong Bank Berhad, Hong Leong Industries Berhad, Hong Leong Properties Berhad, Hume Cemboard Berhad, Camerlin Group Berhad and Tasek Corporation Berhad and as Chairman of Guoco Group Limited, Benchmark Group PLC and HLG Capital Berhad. Mr. Quek is Deputy Chairman of Brierley Investments Limited and a Director of OYL, First Capital Corporation Ltd, Hong Leong Finance Limited and Thistle Hotels PLC. Mr. Quek is a brother of Kwek Leng San.

    Liu Wan Min currently serves as Joint Group Managing Director of OYL since December 1999 and has served as Deputy Chairman of OYL since 1993. From 1974 to 1993, Mr. Liu served as Group Managing Director of OYL. From 1996 through 1997, Mr. Liu served as the Group Managing Director of Nanyang Press Holdings Bhd.

    Kwek Leng San has served on the Board of Directors of Hong Leong Industries Berhad since September 1990. Mr. Kwek currently serves as President & Chief Executive Officer of Hong Leong Industries Berhad and Hume Industries (Malaysia) Berhad and as Executive Chairman of Malaysian Pacific Industries Berhad. He is also the Group Managing Director of Camerlin Group Berhad and a director of Hume Cemboard Berhad, O.Y.L. Industries Bhd and Southern Steel Berhad. From September 1990 to August 1993, Mr. Kwek was the Group Managing Director of Malaysian Pacific Industries Berhad. Mr. Kwek is a brother to Tan Sri Quek Leng Chan. Mr. Kwek was elected as a Director of the Company at a special meeting of the sole shareholder on July 1, 2001.

    Roger Tan Kim Hock has served as President and Chief Executive Officer of Hume since 1993. From 1988 to 1993, he served as Chief Executive Officer of HLG Securities Sdn Bhd. From 1985 through 1988 he served as the Managing Director of Hong Leong Industries Berhad and from 1976 through 1985, he served as the General Manager of Hong Leong Property Management Co Sdn Bhd. Mr. Tan resigned as a Director effective July 1, 2001.

    Except for Kwek Leng San who was elected as a Director at a special meeting of the sole shareholder on July 1, 2001, each of the Directors has been a Director since May 2, 1994. All Directors hold office until the next annual meeting of shareholders of the Company and until their successors have been elected and qualified. The Company does not currently pay the Directors any fees for serving on the Board of Directors, although the Company may consider a change in this policy in the future. Executive officers of the Company are elected by and serve at the discretion of the Board of Directors. Except as noted above, there are no family relationships among the Directors or executive officers of the Company.

Item 11. Executive Compensation

  Summary Compensation Table

    The following table sets forth information concerning compensation paid or accrued by the Company to the following individuals for services rendered in all capacities to the Company and its subsidiaries during the 2001, 2000 and 1999 fiscal years: (i) the Chief Executive Officer and (ii) each of the next four most highly compensated executive officers.

Summary Compensation Table

Annual Compensation
Name and Principal Position	Year	Salary $		Bonus $		Other Annual Compensation $(a)		All Other Compensation $(b)
Ho Nyuk Choy President and Chief Executive Officer and Director(c)	2001 2000 1999	455,976 223,188 —		140,000 81,667 —		— — —		14,386 3,600 —
Eric R. Roberts Executive Vice President— McQuay Americas	2001 2000 1999	220,331 161,854 126,827		81,825 31,546 107,381		— — —		8,573 7,936 9,768
Robert E. Brymer Vice President—AAF Americas	2001 2000 1999	200,000 170,769 48,846	(d)	36,000 20,381 5,452		— — 92,404	(e)	8,270 6,894 —
Bruce D. Krueger Vice President of Finance	2001 2000 1999	190,001 181,490 176,539		61,023 47,960 98,379	(f)	— — 61,676	(g)	8,363 9,378 7,811
Stephen T. Kapsalis Vice President of Strategic Business Development	2001 2000 1999	154,808 161,539 157,091		56,000 37,122 33,833		136,344 204,105 187,721	(h) (i) (j)	7,680 7,488 8,465

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

  (e)
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

  (h)
  Represents reimbursement for relocation and moving expense in the sum of $49,038, tax equalization of $68,614 and bridged compensation of $18,692 between his position in Europe and his current position in Louisville.

  (i)
  Represents a foreign allowance of $48,000, tax equalization of $143,643, and accrued vacation of $12,462.

  (j)
  Represents a foreign allowance of $47,991 and tax equalization of $139,730.

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

    There were no options granted during fiscal year 2000 or 2001.

    The following table presents a summary of the options and their respective fiscal year end values for the three executive officers named in the summary compensation table who held options at the end of fiscal 2001:

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

	Shares Acquired on Exercise	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs At Fiscal Year-End (#)	Value of Unexercised In-The-Money Options/SARs At Fiscal Year-End ($)
Eric R. Roberts Executive Vice President— McQuay Americas	none	0	0.58	0
Bruce D. Krueger Vice President of Finance	none	0	0.97	0
Stephen T. Kapsalis Vice President of Strategic Business Development	none	0	0.60	0

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

PRINCIPAL STOCKHOLDERS

    The following table sets forth information as of September 26, 2001, with respect to the beneficial ownership of shares of the Company's Common Stock by each person known to the Company to own 5% or more of its Common Stock (determined in accordance with the applicable rules of the Commission), by each the Company's directors and current executive officers named in the summary compensation table, and by such directors and executive officers as a group.

Common Stock, par value $100.00 per share

Name	Number of Shares	Percent Outstanding
5% Beneficial Owners
AAF-McQuay Group Inc.(a)	2,497	100
10300 Ormsby Park Pl. Ste 600
Louisville, KY 40223
Directors and Executive Officers
Tan Sri Quek Leng Chan(a)	2,497	100
Liu Wan Min	0.00	*
Kwek Leng San	0.00	*
Ho Nyuk Choy	0.00	*
Bruce D. Krueger(b)	0.97	*
Eric R. Roberts(b)	0.38	*
Robert E. Brymer	0.00	*
Stephen T. Kapsalis(b)	0.60	*
All current directors and executive officers as a group (11 persons)(a),(b)	2,499	100

*
Represents less than 1.0% of the aggregate shares of Common Stock outstanding.

(a)
AAF-McQuay Group Inc. is a wholly-owned subsidiary of AMG Holdings N.V., a Netherlands corporation (Strawinskylaan 3105, Atrium, 7th Floor, Amsterdam, The Netherlands). AMG Holdings N.V. is a wholly-owned subsidiary of AMG Holdings B.V., a Netherlands corporation (Strawinskylaan 3105, Atrium, 7th Floor, Amsterdam, The Netherlands). AMG Holdings B.V. is a wholly-owned subsidiary of OYL (Jalan Pengapit 15/19, 40000 Shah Alam, Selangor Darul Ehsan, Malaysia). OYL is publicly traded on the Kuala Lumpur Stock Exchange. Approximately 64.4% of the outstanding stock of OYL is owned by Hume, a company also publicly traded on the Kuala Lumpur Stock Exchange. Approximately 57.4% of the outstanding stock of Hume is owned by Hong Leong Company (Malaysia) Berhad (Hong Leong Group, Level 10, Wisma Hong Leong, 18 Janlan Perak, 50450 Kuala Lumpur, Malaysia). Tan Sri Quek Leng Chan is a Director of the Company, a Director and the Chairman of AAF-McQuay Group Inc., the Executive Chairman of Hume and a controlling shareholder of Hong Leong.

(b)
Includes shares issuable upon exercise of currently exercisable options.

Security Ownership of Management in Parents of the Company

    The following tables set forth information as of June 30, 2001, for OYL and Hume with respect to the beneficial ownership of shares of each of those company's equity securities by the Company's directors and current executive officers who hold such securities and the directors and executive officers as a group.

OYL Ordinary Shares, par value RM 1.00 per share

Name	Number of Shares		Percent Outstanding
Tan Sri Quek Leng Chan	84,868,828	(a)	64.4
Liu Wan Min	6,000,000		4.6
Ho Nyuk Choy	204,000		*
Bruce D. Krueger	1,400		*
All current directors and executive officers as a group (11 persons)	91,074,228		69.0

Hume Ordinary Stock Units, par value RM 1.00 per unit

Name	Number of Shares		Percent Outstanding
Tan Sri Quek Leng Chan	139,666,855	(b)	57.4
Liu Wan Min	1,439,000		*
All current directors and executive officers as a group (11 persons)	141,105,855		58.0

*
Less than one percent (1%).

(a)
Includes 84,868,328 shares held by Hume, a company publicly traded on the Kuala Lumpur Stock Exchange. Approximately 57.4% of the outstanding stock of Hume is owned by Hong Leong Company (Malaysia) Berhad (Hong Leong Group, Level 8, Wisma Hong Leong, 18 Janlan Perak, 50450 Kuala Lumpur, Malaysia). Tan Sri Quek Leng Chan is the Executive Chairman of Hume and a controlling shareholder of Hong Leong.

(b)
Includes 139,616,855 shares held by Hong Leong.

Item 13. Certain Relationships and Related Transactions

    Hong Leong and its subsidiary companies, including OYL and the Company, have a policy of buying from related companies whenever feasible. During fiscal years ended June 30, 2001, 2000 and 1999, pursuant to this policy, the Company and various of its subsidiaries sold an aggregate of approximately $6.7, $9.5 and $6.7 million, respectively, of the Company's products to various OYL entities in the ordinary course of business. Additionally, during fiscal years 2001, 2000 and 1999, the Company purchased approximately $3.1, $8.4 and $1.2 million, respectively, of product from OYL and its subsidiary companies in the ordinary course of business. The Company does not expect a change in this policy and plans to continue to buy from and sell to OYL and Hong Leong related entities in the future.

    The Company has entered into trademark license and royalty agreements with O.Y.L. Manufacturing Company SDN BHD ("OMC") (the "OMC Agreement"), Shenzhen O.Y.L. Electrical Co. Ltd. ("Shenzhen") (the "Shenzhen Agreement") and P.T. O.Y.L. Sentra Manufacturing ("PT OYL") (the "PT OYL Agreement"). Pursuant to such Agreements, the Company has granted OMC, Shenzhen and PT OYL, respectively, nonexclusive, nontransferable rights and licenses to use the trademark "McQuay" in connection with the sale and marketing of certain products exclusively through Shenzhen's, OMC's and PT OYL's respective international distribution networks. In exchange for such grants, OMC, Shenzhen and PT OYL have each agreed to pay the Company earned royalty payments ranging from 2% to 5% of the accumulated net sales of such products. The Company has been paid or was owed $340,500, $506,400 and $166,000 pursuant to the OMC Agreement, $225,000, $525,600 and $105,000 pursuant to the Shenzhen Agreement, and $0, $11,621 and $8,000 pursuant to the PT OYL Agreement for the years ended June 30, 2001, 2000 and 1999 respectively. Each of OMC, Shenzhen and PT OYL are subsidiaries of OYL.

    In August 1995, the Company entered into an agreement with Wuhan-McQuay Air Conditioning & Refrigeration Company Ltd. ("Wuhan-McQuay"), a joint venture of Wuhan-New World Refrigeration Industrial Company Limited and McQuay Asia (Hong Kong) Ltd., an OYL subsidiary, to license certain technology and trademarks for use in the People's Republic of China in exchange for a royalty of 2%-3% of net sales. Pursuant to such agreement, the Company has paid or was owed royalties from Wuhan-McQuay of $449,500, $43,000 and $0 for the years ended June 30, 2001, 2000 and 1999, respectively. Payments are to be paid quarterly contingent on Wuhan-McQuay's financial condition and receipt of approval from the Government of the People's Republic of China.

    In September 2001, the Company's Board of Directors signed a resolution to sell the Company's Singapore subsidiary to OYL (see Note 20 to the Consolidated Financial Statements).

Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a)
  Financial Statements

  1.
  Financial Statements

        Report of the Independent Auditors

        Consolidated Balance Sheets—
        at June 30, 2001 and 2000

        Consolidated Statements of Operations—
        Years ended June 30, 2001, 2000 and 1999

        Consolidated Statements of Cash Flows—
        Years ended June 30, 2001, 2000 and 1999

        Consolidated Statements of Stockholder's Equity—
        Years ended June 30, 2001, 2000 and 1999

        Consolidated Statements of Comprehensive Income—
        Years ended June 30, 2001, 2000 and 1999

    2.
    Financial Statement Schedules

    II.
    Valuation and Qualifying Accounts and Reserves

        All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

  (b)
  Exhibits

3.1	Articles of Incorporation(1)
3.2	By-Laws(1)
4.1	Indenture dated as of February 14, 1996 with IBJ Schroder Bank and Trust Company(5)
4.2	Form of Note (included in Exhibit 4.1)
10.1	Trademark License and Royalty Agreement dated December 27, 1995 with P.T. O.Y.L. Sentra Manufacturing(1)
10.2	Trademark License and Royalty Agreement dated December 27, 1995 with Shenzhan O.Y.L. Electrical Company Ltd.(1)
10.3	Trademark License and Royalty Agreement dated December 27, 1995 with O.Y.L. Manufacturing Company SDN BHD(1)
10.4	Technology Licensing Agreement dated August 8, 1995 with McQuay-Wuhan Air Conditioning & Refrigeration Company Ltd.(1)
10.5	Asset Transfer Agreement dated May 29, 1995 by and among AAF Asia Pte., Ltd. and McQuay Air Conditioning (Singapore) Pte. Ltd.(1)
10.6	Supply and Procurement Agreement dated May 2, 1994 with EnergyLine Systems, Inc.(1)
10.7	Stock Option Plan effective January 1, 1996(2)
10.8	Revolving Credit, Term Loan and Security Agreement dated September 30, 1999 with PNC Bank, N.A.(4)
10.9	First Amendment to Revolving Credit, Term Loan and Security Agreement dated October 25, 1999, with PNC Bank, N.A.(4)
10.10	Second Amendment to Revolving Credit, Term Loan and Security Agreement dated November 12, 1999, with PNC Bank, N.A.(4)
10.11	Third Amendment to Revolving Credit, Term Loan and Security Agreement dated June 26, 2001, with PNC Bank, N.A.(5)
21	Subsidiaries
24	Power of Attorney

(1)
Incorporated by reference to Pre-Effective Amendment Number 1 to the Company's Registration Statement (File No. 33-80701) on Form S-1 as filed with the Securities and Exchange Commission (the "Commission") on January 26, 1996.

(2)
Incorporated by reference to the Company's Form 10-Q as filed with the Commission on May 9, 1997.

(3)
Incorporated by reference to the Company's 10-K as filed with the Commission on October 1, 1999.

(4)
Incorporated by reference to the Company's 10-Q as filed with the Commission on November 16, 1999.

(5)
Filed herewith.

(c)
Reports on Form 8-K.

      The Company did not file any reports on Form 8-K for the year ended June 30, 2001.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Louisville, State of Kentucky, on September 26, 2001.

AAF-MCQUAY INC.
By:	/s/ HO NYUK CHOY Ho Nyuk Choy President and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

By:	/s/ HO NYUK CHOY Ho Nyuk Choy Principal Executive Officer	September 26, 2001
By:	/s/ BRUCE D. KRUEGER Bruce D. Krueger Vice President of Finance (Principal Finance and Accounting Officer)	September 26, 2001
The Board of Directors:
Liu Wan Min		Quek Leng Chan
Ho Nyuk Choy		Kwek Leng San
By:	/s/ HO NYUK CHOY Ho Nyuk Choy Attorney-in-Fact	September 26, 2001

    SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT 0F 1934 BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

    No annual report or proxy materials have been sent to security-holders during the period covered by this report.

Exhibit Index

Number	Description
4.1	Indenture dated as of February 14, 1996 with IBJ Schroder Bank and Trust Company
4.2	Form of Note (included in Exhibit 4.1)
10.11	Third Amendment to Revolving Credit, Term Loan and Security Agreement dated June 26, 2001, with PNC Bank, N.A.
21	Subsidiaries
24	Power of Attorney

QuickLinks

Index AAF-MCQUAY INC. AND SUBSIDIARIES
Part I
Item 1. Business
FOOTNOTES TO TABLE OF SELECTED FINANCIAL DATA
INDEX TO FINANCIAL STATEMENTS
REPORT OF INDEPENDENT AUDITORS
AAF-McQUAY INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except per share data)
AAF-McQUAY INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (Dollars in thousands)
AAF-McQUAY INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands)
AAF-McQUAY INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (Dollars in thousands)
AAF-McQUAY INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Dollars in thousands)
AAF-McQUAY INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AAF-MCQUAY INC. (dollars in thousands)
Part III
Part IV
SIGNATURES
Exhibit Index