Form 10-Q
period 2001-09-29
AAF MCQUAY INC
filed 2001-11-09
CIK 1005272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _______ to _______

Commission file number:               33-80701

AAF-MCQUAY INC.
(Exact name of Registrant as Specified in Its Charter)

Delaware

41-0404230
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

10300 Ormsby Park Pl. Ste. 600, Louisville, Kentucky	40223
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code     (502) 637-0011

Not applicable

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report.

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  2,497 shares of Common Stock, par value $100.00 per share, were outstanding as of October 26, 2001.

INDEX

AAF-MCQUAY INC. AND SUBSIDIARIES

PART I:                 FINANCIAL INFORMATION

                Item 1.    Financial Statements

AAF-McQUAY INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands, except share data)

	September 30,	June 30,
	2001	2001
ASSETS
Current assets:
Cash and cash equivalents	$22,113	$14,254
Accounts receivable	191,253	191,942
Inventories	97,739	101,802
Other current assets	9,402	8,370
Total current assets	320,507	316,368

Property, plant and equipment, net	116,299	118,744
Cost in excess of net assets acquired and other identifiable intangibles, net	191,868	201,731
Other assets and deferred charges	17,354	17,171
Total assets	$646,028	$654,014

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term borrowings	$70,221	$63,938
Current maturities of long-term debt	6,317	6,120
Accounts payable, trade	86,422	100,585
Accrued warranty	19,518	19,567
Accrued employee compensation	27,506	27,155
Other accrued liabilities	37,352	42,947
Total current liabilities	247,336	260,312

Long-term debt.	130,021	131,429
Deferred income taxes	26,180	26,029
Other liabilities	48,673	49,003
Total liabilities	452,210	466,773

Stockholders’ equity:
Preferred stock ($1 par value; 1,000 shares authorized, none issued)	---	---
Common stock ($100 par value; 8,000 shares authorized, 2,497 shares issued and outstanding)	250	250
Additional paid-in capital	179,915	179,915
Retained earnings	33,059	29,607
Accumulated other comprehensive loss	(19,406)	(22,531)
Total stockholders’ equity	193,818	187,241
Total liabilities and stockholders’ equity	$646,028	$654,014

See Notes to the Consolidated Financial Statements

AAF-McQUAY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(dollars in thousands)

	Three Months Ended
	September 30,
	2001	2000

Net sales	$210,077	$215,009
Cost of sales	153,878	156,662
Gross profit	56,199	58,347
Operating expenses:
Selling, general and administrative	43,311	44,723
Restructuring	---	3,506
Amortization of intangible assets	2,757	2,758
	46,068	50,987
Income from operations	10,131	7,360
Interest expense, net	4,348	5,223
Other income, net	(135)	(96)
Income before income taxes	5,918	2,233
Minority interest (gain) loss	(19)	65
Provision for income taxes	2,485	1,138
Net income	$3,452	$1,030

See Notes to the Consolidated Financial Statements

AAF-McQUAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	Three Months Ended
	September 30,
	2001	2000

Cash flows from operating activities:
Net income	$3,452	$1,030
Adjustments to reconcile to cash from operating activities:
Depreciation and amortization	7,228	7,319
Other non-cash items, net	(97)	23
Changes in operating assets and liabilities	(18,709)	(6,000)
Net cash from operating activities	(8,126)	2,372

Cash flows from investing activities:
Capital expenditures, net	(1,630)	(4,392)
Proceeds from sale of business	13,308	---
Net cash from investing activities	11,678	(4,392)

Cash flows from financing activities:
Net borrowings under short-term borrowing arrangements	4,857	8,363
Proceeds from issuance of long-term debt	2,393	---
Payments on long-term debt	(1,745)	(2,637)
Repurchase of senior notes	(1,990)	---
Net cash from financing activities	3,515	5,726

Effect of exchange rate changes on cash	792	(328)
Net increase in cash and cash equivalents	7,859	3,378
Cash and cash equivalents at beginning of period	14,254	11,522

Cash and cash equivalents at end of period	$22,113	$14,900

See Notes to the Consolidated Financial Statements

AAF-McQUAY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

(dollars in thousands)

Three Months Ended

	September 30,
	2001	2000

Net income	$3,452	$1,030
Other comprehensive income (loss):
Foreign currency translation adjustments	3,346	(2,141)
Write off of accumulated foreign currency translation adjustments due to sale of business	(221)	---
Comprehensive income (loss)	$6,577	$(1,111)

See Notes to the Consolidated Financial Statements

Notes to the Consolidated Financial Statements (unaudited)

1.  Basis of Presentation

        The consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries.  All inter-company transactions have been eliminated.  The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K (the “Annual Report”) for the year ended June 30, 2001.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

        The operating results for the three months ended September 30, 2001 are not necessarily indicative of the operating results that may be expected for the full year ending June 30, 2002.  The Company’s period end is the Saturday closest to September 30. For clarity in presentation all periods presented herein are shown to end on the last calendar day of the month.  Certain reclassifications of amounts in the consolidated financial statements have been made to reflect comparability.

Recent Accounting Pronouncements

    In June 2001, the Financial Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and No. 142, Goodwill and Other Intangibles Assets, effective for fiscal years beginning after December 15, 2001.  Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to annual impairment tests in accordance with the Statements.  Other intangible assets will continue to be amortized over their useful lives.  The Company is required to apply the new rules on accounting for goodwill and other intangible assets beginning the first quarter of fiscal 2003.  The Company is currently assessing the financial impact that SFAS Nos. 141 and 142 will have on its earnings and financial position.

2.  Inventories

Inventories consist of the following:

September  30,

		June 30,

2001

		2001
	(dollars in thousands)
FIFO cost:
Raw materials	$37,432	$42,706
Work-in-process	19,602	17,691
Finished goods	41,392	41,851
	98,426	102,248
LIFO adjustment	(687)	(446)
	$97,739	$101,802

3.  Provision for Income Taxes

The tax provisions for the quarters ended September 30, 2001 and 2000 are based on the estimated effective tax rates applicable for the full years, and after giving effect to significant unusual items related specifically to the interim periods.  The difference between the Company’s reported tax provision, for the quarters ended September 30, 2001 and 2000, and the tax provision computed based on U.S. statutory rates is primarily attributable to nondeductible goodwill amortization and unbenefitted foreign losses.

4.  Debt and Financial Instruments

        In the first quarter of fiscal 2002, the Company repurchased a total of $2 million of its Senior Notes at a discount, resulting in a minimal loss after write off of associated debt issuance costs.  The Company plans to hold these repurchased notes until their maturity in February 2003. The balance of Senior Notes held outside the Company after the repurchase and included in the Company’s long-term debt at September 30, 2001 was $107 million.

         In September 2000, the Company sold an interest rate floor with a notional amount of $30 million, which requires the Company to make payments if 3-month LIBOR falls below a certain level.  Measurement dates and the maturity date match those contained in the January 2000 swap transaction described below.  The Company received a payment of $165,000 as selling price for the floor.   In January 2000, the Company entered into an interest rate swap transaction whereby the Company receives a fixed rate and pays a floating rate on the basis of 3-month LIBOR.  The January 2000 swap has a three year term and a notional amount of $30 million and effectively converts a portion of the Company's fixed rate borrowings to a floating rate.  Measurement dates and the maturity date of the swap match interest payment dates and maturity date of the Company’s Senior Notes.  The Company records its swap and floor in its balance sheet at fair market value.  There was no net gain or loss resulting from these positions for the quarter ended September 30, 2001.

5.  Restructuring Charges

        As described in Note 9 of the Annual Report, the Company implemented several restructuring plans throughout fiscal 2001 in both the Commercial Air Conditioning and Refrigeration and Filtration Products segments.  In the first quarter of fiscal 2002, the Company spent $0.3 million related to its fiscal 2001 restructuring efforts.  Through September 30, 2001, the Company has spent $6.3 million of the $7.2 million restructuring reserve recorded in fiscal 2001 primarily for severance arrangements.

All the fiscal 2001 restructuring efforts are expected to be completed by the end of fiscal 2002.

6.  Sale of Subsidiary

In September 2001, the Company sold its Singapore subsidiary to a subsidiary of its parent, O.Y.L. Industries Berhad (“OYL”), for approximately $13.1 million, which resulted in an immaterial gain after write-off of associated goodwill and intangible assets.  The Singapore subsidiary had sales of $3.6 million and $3.2 million, and net income of $75,000 and $429,000, for the quarters ended September 30, 2001 and 2000, respectively.  Proceeds from the sale will be used to pay down debt.  In accordance with its bond indenture, the Company has offered to repurchase up to $13.0 million of its outstanding Senior Notes on a pro rata basis from its existing bondholders.

7.  Commitments and Contingencies

        Purchase Commitments- The Company secures pricing on a portion of its copper requirements through forward contracts executed with certain suppliers.  At September 30, 2001, contracts for 2.3 million pounds of copper were in place.  These contracts have various expiration dates through March 31, 2002.

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

8. Business Segments Information

         The Company globally manufactures and markets commercial air conditioning and air filtration products and systems within two principal segments: Commercial Air Conditioning and Refrigeration, the manufacture, sale and distribution of heating, ventilating, air conditioning, industrial refrigeration products, and Filtration Products, the manufacture and sale of air filtration products and systems. Information relating to operations in each industry segment is as follows as of and for the three months ended September 30, 2001 and 2000:

	Three Months Ended
	September 30,
Classified By Industry	2001	2000
	(dollars in thousands)
Net Sales:
Commercial Air Conditioning and Refrigeration	$129,807	$135,273
Filtration Products	82,316	80,110
Eliminations	(2,046)	(374)
Total	$210,077	$215,009
Operating Income (Loss):
Commercial Air Conditioning and Refrigeration	$6,852	$3,666
Filtration Products	3,098	4,199
Corporate	181	(505)
Total	$10,131	$7,360
Depreciation/Amortization:
Commercial Air Conditioning and Refrigeration	$4,806	$5,022
Filtration Products	2,417	2,291
Corporate	5	6
Total	$7,228	$7,319
Capital Expenditures:
Commercial Air Conditioning and Refrigeration	$1,035	$3,447
Filtration Products	592	945
Corporate	3	---
Total	$1,630	$4,392

        The Company estimates corporate expenses and determines fixed allocations of these expenses for each business segment at the beginning of the fiscal year.  Any over or under allocation of actual expenses incurred results in income or expense reported at the corporate level.  A reconciliation of segment profit to the Company’s earnings before taxes for each period is as follows:

Three Months Ended

	September 30,
	2001	2000
	(dollars in thousands)
Operating income from business segments	$9,950	$7,865
Over (under) allocation of corporate expenses	181	(505)
Interest expense, net	4,348	5,223
Other income, net	(135)	(96)
Income before income taxes	$5,918	$2,233

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net Sales were $210.0 million in the three months ended September 30, 2001, which represents a decrease of $5.0 million, or 2.3%, as compared to $215.0 million for the same period in the prior year.  However, sales have decreased by approximately $1.3 million for the three months ended September 30, 2001 due to the impact of unfavorable currency trends in translating European sales.  Excluding the currency impact, net sales for the three months ended September 30, 2001 decreased $3.7 million or 1.7% as compared to the corresponding period of the prior year.

         Commercial Air Conditioning and Refrigeration net sales for the three months ended September 30, 2001 decreased $5.5 million, or 4.0%, to $129.8 million as compared to $135.3 million for the three months ended September 30, 2000.  However, sales have decreased by approximately $0.3 million for the three months ended September 30, 2001 due to the impact of unfavorable currency trends in translating European sales.  Excluding the currency impact, net sales for the three months ended September 30, 2001 decreased $5.1 million or 3.8% as compared to the prior year.   This decrease is the result of a 3.2% decrease in domestic sales and a 6.0% decrease in international sales.  The decrease in domestic sales is primarily due to a 4.6% decrease in applied air handling volume and a 7.8% decrease in applied terminal systems (“ATS”).  The decrease in applied air handling volume is principally due to a decrease in sales of self-contained units as a result of current economic conditions.   ATS sales decreased primarily due to a slowdown in the market for packaged terminal air conditioners and water source heat pumps.  The decrease in international sales is primarily due to the fiscal 2001 restructuring activities in the Company’s industrial refrigeration business in the United Kingdom.

Backlog for the Commercial Air Conditioning and Refrigeration segment was $94 million at September 30, 2001 as compared to $111 million and $130 million at June 30, 2001 and September 30, 2000, respectively.  The decrease in backlog is primarily due to the softness in the rooftop self-contained market.

Filtration Products net sales for the three months ended September 30, 2001 increased $2.2 million, or 2.8%, to $82.3 million as compared to $80.1 million for the three months ended September 30, 2000.  Additionally, sales have decreased by approximately $1.0 million due to the impact of unfavorable currency trends in translating European sales.  Excluding the currency impact, net sales for the three months ended September 30, 2001 increased by approximately $3.2 million or 4.0%.  This increase is primarily attributable to increased machinery filtration and acoustical systems (“MFAS”) volume in the U.S. and U.K., offset by the decreases in several large air pollution control systems (“APCS”) projects primarily in Latin America.  Sales of replacement air filtration products were flat with the prior year.

Gross Profit decreased to $56.2 million, or 26.8% of sales, for the three months ended September 30, 2001 as compared to $58.3 million, or 27.1% of sales, for the three months ended September 30, 2000.  In the Commercial Air Conditioning and Refrigeration segment, gross profit as a percentage of sales was 27.2% as compared to 26.5% for the same period in fiscal 2001.  The increase in gross margin is primarily attributable to improved manufacturing efficiency in the applied air handling product line resulting from the closure of the Scottsboro, Alabama facility and improved margins on aftermarket parts and service.  These margin increases were partially offset by pricing pressure resulting in lower chiller and applied terminal systems margins.  The Filtration Products segment’s gross profit as a percentage of sales decreased from 28.1% in fiscal 2001 to 25.4% for the same period in fiscal 2002. This decrease is primarily the result of continued competitive pricing pressures in the replacement filter business in North America and Asia and adverse sales mix.

        Operating Expenses were $46.1 million, or 21.9% of sales, for the first quarter of fiscal 2002 versus $51.0 million, or 23.7% of sales, for the first quarter of fiscal 2001.  Excluding amortization and restructuring charges, first quarter fiscal 2002 operating expenses were $43.2 million, or 20.5% of sales, versus $44.7 million, or 20.8% of sales for the first quarter of fiscal 2001.  The decrease for the first quarter of fiscal 2002 compared to the first quarter of fiscal 2001 is primarily attributable to favorable warranty experience and continued focus on control of general and administrative costs, partially offset by an increase in selling expense.

Income from Operations for the first quarter of fiscal 2002 increased to $10.1 million, or 4.8% of sales, as compared to $7.4 million, or 3.4% of sales, in the first quarter of fiscal 2001.  Excluding amortization and restructuring charges, first quarter income from operations decreased to $13.0 million, or 6.2% of sales, compared to $13.6 million, or 6.3% of sales in the corresponding period of the prior year.

The Commercial Air Conditioning and Refrigeration segment’s income from operations improved in the first quarter of fiscal 2002 to $8.5 million, or 6.6% of sales, as compared to $8.2 million, or 6.1% of sales, in the first quarter of fiscal 2001, excluding amortization and restructuring charges.

The Filtration Products segment’s income from operations, excluding amortization and restructuring charges, for the first quarter of fiscal 2002 decreased from $5.9 million, or 7.4% of sales, in fiscal 2001 to $4.3 million, or 5.2% of sales.

        Net Interest Expense decreased to $4.3 million during the quarter ended September 30, 2001 from $5.2 million for the comparable period ended September 30, 2000.  The decrease in interest expense is primarily attributable to lower debt levels and declining interest rates.

Liquidity and Capital Resources

        The Company's liquidity needs are provided by cash generated from operating activities and supplemented when necessary by short-term credit facilities. During the first three months of fiscal 2002, funds used by operating activities were $8.1 million as compared to $2.4 million of funds generated in the prior fiscal year for the comparable period.  The decrease in net cash provided by operating activities is primarily due to a decrease in accounts payable.  During the first three months of fiscal 2002, net cash from investing activities was comprised of $13.3 million in cash proceeds from the sale of businesses, partially offset by $1.6 million in capital expenditures.  In September 2001, the Company sold its Singapore business for $13.1 million (see Note 6 to the Consolidated Financial Statements (unaudited) for further information) and will use these proceeds to pay down debt. Capital spending for the first three months decreased from $4.3 million in the prior year to $1.6 million this year due to higher than normal spending in first quarter fiscal 2001 related to the consolidation of the Company’s applied air handling operations in Minnesota.

        On September 30, 1999, the Company refinanced its U.S. bank credit facilities with a Term Loan of $30 million and a Revolving Credit Facility of $90 million (" Bank Credit Agreement").  The Bank Credit Agreement has a three-year term, was used to retire all obligations under the previous bank agreement and is designed to provide added flexibility and borrowing availability.  At September 30, 2001, remaining borrowing availability under the Revolving Credit portion of the Bank Credit Agreement was $30.7 million. Payments on long-term debt for the first three months of fiscal 2002 were $1.7 million, while $2.4 million in long-term debt was issued. In addition, as more fully discussed in Note 4 to the Consolidated Financial Statements (unaudited), the Company used cash of $2.0 million to repurchase its Senior Notes.   Short-term borrowings increased by $4.9 million during the three-month period.

        A short-term credit facility provided to a subsidiary of the Company is supported by a letter of credit from OYL, which expires on May 31, 2002. This support arrangement may be extended for additional time periods with the consent of OYL and the bank providing the facilities.

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

Recent Accounting Pronouncements

                In June 2001, the Financial Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and No. 142, Goodwill and Other Intangibles Assets, effective for fiscal years beginning after December 15, 2001.  Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to annual impairment tests in accordance with the Statements.  Other intangible assets will continue to be amortized over their useful lives.  The Company is required to apply the new rules on accounting for goodwill and other intangible assets beginning the first quarter of fiscal 2003.  The Company is currently assessing the financial impact that SFAS Nos. 141 and 142 will have on its earnings and financial position.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

        There have been no material changes in the reported market risks since the end of the most recent fiscal year.

Forward-Looking Statements

          When used in this report the words “believes,” anticipates, “estimates”, “plans” and “expects” and similar expressions are intended to identify forward-looking statements.  These forward-looking statements are intended to provide management's current expectations or plans for the future operating and financial performance of the Company, based on assumptions currently believed to be valid. A variety of factors could cause actual results to differ materially from those anticipated in the Company’s forward-looking statements, some of which include risk factors previously discussed in this and other SEC reports filed by the Company.  These risk factors include, but are not limited to, economic conditions in the United States, changes in world financial markets, environmental laws and regulations, risks associated with currency fluctuations, a weakening in Latin America markets, unforeseen competitive pressures, warranty expenses, market acceptance of new products, unfavorable weather conditions, unforeseen difficulties in maintaining mutually beneficial relationships with strategic partnerships and alliances, and the results of restructuring activities. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which those statements are made.  The Company undertakes no obligation to update any forward-looking statements to reflect unanticipated events or circumstances occurring after that date.

PART II:                OTHER INFORMATION

Item 1.  Legal Proceedings

        Not applicable.

Item 6(b).  Reports on Form 8-K

        There were no reports filed on Form 8-K during the period.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AAF-MCQUAY INC.

DATE	November 9, 2001	By:	/S/ BRUCE D. KRUEGER
Bruce D. Krueger
Vice President of Finance and CFO
(Principal Financial and Chief Accounting Officer)