Form 10-Q
period 2001-12-29
AAF MCQUAY INC
filed 2002-02-12
CIK 1005272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2001

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

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  2,497 shares of Common Stock, par value $100.00 per share, were outstanding as of

January 25, 2002.

PART I:                                                                                                                                                                                                                                           FINANCIAL INFORMATION

                Item 1.    Financial Statements

AAF-McQUAY INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands, except share data)

	December 31, 2001	June 30, 2001
ASSETS
Current assets:
Cash and cash equivalents	$9,361	$14,254
Accounts receivable	174,095	191,942
Inventories	98,262	101,802
Other current assets	7,067	8,370
Total current assets	288,785	316,368

Property, plant and equipment, net	112,927	118,744
Cost in excess of net assets acquired and other identifiable intangibles, net	188,970	201,731
Other assets and deferred charges	15,729	17,171
Total assets	$606,411	$654,014

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term borrowings	$63,922	$63,938
Current maturities of long-term debt	6,808	6,120
Accounts payable, trade	81,964	100,585
Accrued warranty	18,931	19,567
Accrued employee compensation	24,490	27,155
Other accrued liabilities	30,676	42,947
Total current liabilities	226,791	260,312

Long-term debt.	114,950	131,429
Deferred income taxes	24,533	26,029
Other liabilities	48,486	49,003
Total liabilities	414,760	466,773

Stockholders’ equity:
Preferred stock ($1 par value; 1,000 shares authorized, none issued)	——	——
Common stock ($100 par value; 8,000 shares authorized, 2,497 shares issued and outstanding)	250	250
Additional paid-in capital	179,915	179,915
Retained earnings	32,678	29,606
Accumulated other comprehensive loss	(21,192)	(22,530)
Total stockholders’ equity	191,651	187,241
Total liabilities and stockholders’ equity	$606,411	$654,014

 See Notes to the Consolidated Financial Statements

 AAF-McQUAY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(dollars in thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2001	2000	2001	2000

Net sales	$193,848	$211,877	$403,926	$426,886
Cost of sales	146,018	159,212	299,897	315,873
Gross profit	47,830	52,665	104,029	111,013
Operating expenses:
Selling, general and administrative	41,325	42,687	84,635	87,410
Restructuring	450	3,041	450	6,547
Amortization of intangible assets	2,689	2,759	5,446	5,517
	44,464	48,487	90,531	99,474
Income from operations	3,366	4,178	13,498	11,539
Interest expense, net	3,770	5,072	8,118	10,295
Gain on sale of property	——	(4,538)	——	(4,538)
Other (income) expense, net	193	(366)	58	(462)
Income (loss) before income taxes	(597)	4,010	5,322	6,244
Minority interest loss	88	27	69	92
Provision (benefit) for income taxes	(305)	1,797	2,181	2,936
Net income (loss)	$(380)	$2,186	$3,072	$3,216

 See Notes to the Consolidated Financial Statements

 AAF-McQUAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Six Months Ended December 31,
	2001	2000

Cash flows from operating activities:
Net income	$3,072	$3,216
Adjustments to reconcile to net cash from operating activities:
Depreciation and amortization	14,262	14,668
Gain on sale of property	——	(4,538)
Other non-cash items, net	375	(511)
Changes in operating assets and liabilities	(16,245)	3,633
Net cash from operating activities	1,464	16,468

Cash flows from investing activities:
Capital expenditures, net	(3,404)	(6,944)
Proceeds from sale of property	——	6,922
Proceeds from sale of business	13,308	——
Net cash from investing activities	9,904	(22)

Cash flows from financing activities:
Net repayments under short-term borrowing arrangements	(463)	(8,122)
Payments on long-term debt	(3,496)	(4,633)
Proceeds from issuance of long-term debt	2,393	238
Repurchase of senior notes	(14,990)	(4,500)
Net cash from financing activities	(16,556)	(17,017)

Effect of exchange rate changes on cash	295	(950)
Net decrease in cash and cash equivalents	(4,893)	(1,521)
Cash and cash equivalents at beginning of period	14,254	11,522

Cash and cash equivalents at end of period	$9,361	$10,001

 See Notes to the Consolidated Financial Statements

 AAF-McQUAY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(dollars in thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2001	2000	2001	2000

Net income (loss)	$(380)	$2,186	$3,072	$3,216
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,787)	1,016	1,559	(1,169)
Write off of accumulated foreign currency translation adjustments due to sale of business	——	——	(221)	——
Comprehensive income (loss)	$(2,167)	$3,202	$4,410	$2,047

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

        The operating results for the six months ended December 31, 2001 are not necessarily indicative of the operating results that may be expected for the full year ending June 30, 2002.  The Company’s period end is the Saturday closest to December 31. For clarity in presentation all periods presented herein are shown to end on the last calendar day of the month.  Certain reclassifications of amounts in the consolidated financial statements have been made to reflect comparability.

Recent Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and No. 142, Goodwill and Other Intangibles Assets, effective for fiscal years beginning after December 15, 2001.  Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to annual impairment tests in accordance with the Statements.  Other intangible assets will continue to be amortized over their useful lives.  The Company is required to apply the new rules on accounting for goodwill and other intangible assets beginning the first quarter of fiscal 2003.  The Company is currently assessing the financial impact that SFAS Nos. 141 and 142 will have on its earnings and financial position.

        In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB No. 30, Reporting the Results of Operations, for a disposal of a segment of a business.  SFAS No. 144 is effective for fiscal years beginning after December 15, 2001.  The Company expects to adopt SFAS No. 144 as of July 1, 2002 and it does not expect that the adoption of the Statement will have a significant impact on the Company’s financial position and results of operations.

2.  Inventories

Inventories consist of the following:	December 31, 2001	June 30, 2001
	(dollars in thousands)
FIFO cost:
Raw materials	$38,920	$42,706
Work-in-process	17,988	17,691
Finished goods	42,178	41,851
	99,086	102,248
LIFO adjustment	(824)	(446)
	$98,262	$101,802

3.  Provision for Income Taxes

The tax provisions for the three month and six month periods ended December 31, 2001 and 2000 are based on the estimated effective tax rates applicable for the full years, and after giving effect to significant unusual items related specifically to the interim periods.  The difference between the Company’s reported tax provisions, for the three month and six month periods ended December 31, 2001 and 2000, and the tax provisions computed based on U.S. statutory rates is primarily attributable to nondeductible goodwill amortization, unbenefitted foreign losses and export sales tax benefit.

4.  Debt and Financial Instruments

In the first quarter of fiscal 2002, the Company repurchased $2 million of its Senior Notes at a discount. The Company plans to hold these repurchased notes until their maturity in February 2003.  In the second quarter of fiscal 2002, the Company repurchased and retired $13 million of its Senior Notes at par with proceeds from the sale of its Singapore subsidiary.  These transactions resulted in the write-off of associated debt issuance costs of $20,000 and $95,000 in the first and second quarters of fiscal 2002, respectively.  See Note 6 to the unaudited consolidated financial statements for further discussion. The outstanding principal amount of Senior Notes after the repurchases and included in the Company’s long-term debt at December 31, 2001 was $94 million.

          In January 2000, the Company entered into an interest rate swap transaction whereby the Company receives a fixed rate and pays a floating rate on the basis of 3-month Libor.  The January 2000 swap has a three year term and a notional amount of $30 million and effectively converts a portion of the Company’s fixed rate borrowings to a floating rate.  Measurement dates and the maturity date of the swap match interest payment dates and the maturity date of the Company’s Senior Notes.  In November 2001, the Company terminated its $30 million interest rate floor, which required the Company to make payments if 3-month Libor fell below a certain level.  Transaction cost of this termination was paid by accepting a lower swap rate on the January 2000 swap and by changing the floating rate basis from 3-month Libor to 6-month Libor.  The Company records its swap and floor in its balance sheet at fair market value.  A loss of $30,000 and income of $0.3 million was recorded as a result of these positions for the six months ended December 31, 2001 and 2000, respectively.

5.  Restructuring Charges

         In the second quarter of fiscal 2002, the Company approved and commenced restructuring actions in its Filtration Products segment, recording reserves of approximately $0.5 million.  The $0.5 million reserve primarily represents severance accruals related to the elimination of approximately 30 employees in its Latin American and European air filtration manufacturing units.  The Company has spent approximately $0.1 million of the recorded reserve through December 31, 2001.

As described in Note 9 of the Annual Report, the Company implemented several restructuring plans throughout fiscal 2001 in both the Commercial Air Conditioning and Refrigeration and Filtration Products segments.  Through December 31, 2001, the Company has spent $6.5 million of the $7.2 million restructuring reserve recorded in fiscal 2001 primarily for severance arrangements.  All the fiscal 2001 restructuring efforts are expected to be completed by the end of fiscal 2002.

6.  Sale of Subsidiary

In September 2001, the Company sold its Singapore subsidiary to a subsidiary of its parent, O.Y.L. Industries Berhad (“OYL”), for approximately $13.1 million, which resulted in a gain of approximately $20,000, after write-off of associated goodwill and intangible assets.  The Singapore subsidiary’s first quarter sales of $3.6 million and net income of $75,000 are included in the Company’s fiscal 2002 results.  The Singapore subsidiary had sales of $5.8 million and $8.9 million for the three months and six months ended December 31, 2000, respectively.  Proceeds from the sale were used to repurchase and retire $13.0 million of the Company’s outstanding Senior Notes.

7.  Commitments and Contingencies

         Purchase Commitments- The Company secures pricing on a portion of its copper requirements through forward contracts executed with certain suppliers.  At December 31, 2001, contracts for 2.1 million pounds of copper were in place.  These contracts have various expiration dates through December 31, 2002.

         Environmental Matters - The Company is subject to potential liability under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (CERCLA), and other federal, state and local statutes and regulations governing the discharge of pollutants into the environment and the handling and disposal of hazardous substances and waste. These statutes and regulations, among other things, impose potential liability on the Company for the cost of remediation of contamination arising from the Company’s past and present operations and from former operations of other entities at sites later acquired and now owned by the Company. Many of the Company’s facilities have operated for many years, and substances which are or might be considered hazardous were generated, used, and disposed of at some locations, both on- and off-site. Therefore, it is possible that environmental liabilities in addition to those described in Note 15 of the Annual Report may arise in the future. The Company records liabilities if, in management’s judgment, environmental assessments or remedial efforts are probable and the costs can be reasonably estimated. These accrued liabilities are not discounted. Such estimates are adjusted if necessary based upon the completion of a formal study or the Company’s commitment to a formal plan of action.

         Litigation - The Company is involved in various lawsuits in the ordinary course of business. These lawsuits primarily involve claims for damages arising out of the use of the Company’s products. The Company is also involved in litigation and administrative proceedings involving employment matters and commercial disputes. Some of these lawsuits include claims for punitive as well as compensatory damages. The Company is insured for product liability claims for amounts in excess of established deductibles and accrues for the estimated liability on a case-by-case basis up to the limits of the deductibles. All other claims and lawsuits are also provided for on a case-by-case basis.

The Company does not believe that the potential liability from the ultimate outcome of environmental and litigation matters will have a material adverse effect on its financial statements.

8.  Subsequent Event

On January 30, 2002, the Company sold its 54% ownership interest in its Korean joint venture to its partner, Century Corporation, for approximately $1.6 million.  This transaction will be recorded in the third quarter of fiscal 2002, resulting in a pre-tax loss of approximately $0.5 million.  In addition, the Company will realize approximately $0.6 million in related accumulated currency translation adjustment losses.  The joint venture had sales of $4.9 million and $4.3 million for the six months ended December 31, 2001 and 2000, respectively.

9. Business Segments Information

         The Company serves the global commercial heating, ventilation, air conditioning and refrigeration (“HVAC&R”) industry with two industry segments: Commercial Air Conditioning and Refrigeration, the manufacture, sale and distribution of heating, ventilating, air conditioning, industrial refrigeration products, and Filtration Products, the manufacture and sale of air filtration products and systems. Information relating to operations in each industry segment as of and for the three and six months ended December 31, 2001 and 2000 is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
Classified By Industry	2001	2000	2001	2000
	(dollars in thousands)
Net Sales:
Commercial Air Conditioning and Refrigeration	$111,532	$128,547	$241,338	$263,820
Filtration Products	82,755	84,410	165,072	164,520
Eliminations	(439)	(1,080)	(2,484)	(1,454)
Total	$193,848	$211,877	$403,926	$426,886
Operating Income (Loss):
Commercial Air Conditioning and Refrigeration	$781	$336	$7,633	$4,002
Filtration Products	2,254	4,293	5,352	8,492
Corporate	331	(451)	513	(955)
Total	$3,366	$4,178	$13,498	$11,539
Depreciation and Amortization:
Commercial Air Conditioning and Refrigeration	$4,806	$5,039	$9,612	$10,062
Filtration Products	2,223	2,303	4,640	4,594
Corporate	5	6	10	12
Total	$7,034	$7,348	$14,262	$14,668
Capital Expenditures:
Commercial Air Conditioning and Refrigeration	$1,162	$1,672	$2,198	$5,119
Filtration Products	611	880	1,206	1,825
Total	$1,773	$2,552	$3,404	$6,944

        The Company estimates corporate expenses and determines fixed allocations of these expenses for each business segment at the beginning of the fiscal year.  Any over or under allocation of actual expenses incurred results in income or expense reported at the corporate level.  A reconciliation of segment profit to the Company’s earnings before taxes for each quarter is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2001	2000	2001	2000
	(dollars in thousands)
Operating income from business segments	$3,035	$4,629	$12,983	$12,495
Over (under) allocation of corporate expenses	331	(451)	513	(956)
Interest expense, net	3,770	5,072	8,118	10,295
Other (income) expense, net	193	(4,904)	58	(5,000)
Income (loss) before income taxes	$(597)	$4,010	$5,322	$6,244

Item 2.            Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

                Net Sales were $193.8 million for the three months ended December 31, 2001, which represents a decrease of $18.1 million, or 8.5%, as compared to $211.9 million for the same period in the prior year.  Net sales decreased $23.0 million, or 5.4% to $403.9 million from $426.9 million for the six months ended December 31, 2001 and 2000, respectively.  In September 2001, the Company sold its air filtration subsidiary  in Singapore, which had sales of $5.8 million in the second quarter of fiscal 2001.  Additionally, the Company estimates that sales have decreased by approximately $0.4 million and $1.7 million for the three months and six months ending December 31, 2001, respectively, due to the impact of unfavorable currency trends in translating European sales.  Excluding the net sales attributable to the operation in Singapore for fiscal 2001 and currency impact, net sales for the three months and six months ended December 31, 2001 decreased $11.9 million or 5.8% and $15.5 million or 3.7%, respectively, as compared to the corresponding period of the prior year.

                Commercial Air Conditioning and Refrigeration net sales for the three months ended December 31, 2001 decreased $17.0 million, or 13.2%, to $111.5 million as compared to $128.5 million for the three months ended December 31, 2000. This decrease is the result of a 14.2% decrease in domestic sales, and a 10.6% decrease in international sales.  The domestic sales decrease is primarily attributable to the general economic slowdown affecting all equipment product lines.  The decrease in international sales volume is primarily the result of the restructuring efforts undertaken at the Company’s United Kingdom operations in fiscal 2001.

                Year-to-date sales decreased $22.5 million, or 8.5%, to $241.3 million from $263.8 million.  The Company estimates that approximately $0.3 million of the decrease is due to the impact of unfavorable currency trends in translating European sales.  Excluding the currency impact, net sales decreased  $22.2 million, or 8.4%. This decrease is the result of an 8.4% decrease in domestic sales and an 8.3% decrease in international sales. The decrease in domestic sales is primarily attributable to the general economic slowdown affecting all equipment product lines. The decrease in international sales volume is primarily the result of the restructuring efforts undertaken at the Company’s United Kingdom operations in fiscal 2001.

Backlog for the Commercial Air Conditioning and Refrigeration segment was $86 million at December 31, 2001 as compared to $111 million and $116 million at June 30, 2001 and December 31, 2000, respectively.

                Filtration Products net sales for the three months ended December 31, 2001 decreased $1.6 million, or 2.0%, to $82.8 million as compared to $84.4 million for the three months ended December 31, 2000.  This decrease is attributable to the sale of the Company’s Singapore subsidiary in September 2001.  Additionally, the Company estimates that sales have decreased by approximately $0.5 million for the second quarter of fiscal 2001 due to the impact of unfavorable currency trends in translating European sales.  Excluding these two items, net sales increased $4.6 million or 5.8%. This increase is the result of a 17.4% increase in international sales, partially offset by a 6.1% decrease in domestic sales.  The decrease in domestic sales is primarily attributable to a downturn in cleanroom market demand and unusually warm weather impacting the replacement filter business, partially offset by an increase in Machinery Filtration and Acoustical Systems “MFAS” market activity.  The increase in international sales is primarily due to the MFAS market in Europe driven by an increase in gas turbine product sales, partially offset by a decrease in Air Pollution Control System projects in Latin America this quarter versus the prior year.

                Year-to-date sales increased $0.6 million, or 0.4%, to $165.1 million from $164.5 million for the six months ended December 31, 2000.  The Company estimates that sales have decreased by approximately $1.4 million for the first six months of fiscal 2002 due to the impact of unfavorable currency trends in translating European sales.  Excluding the currency impact and sale of the Company’s Singapore subsidiary, net sales increased $7.8 million or 4.9% for the six months ended December 31, 2001 versus 2000.  Domestic sales decreased 1.3%, while international sales increased 12.3%. The decrease in domestic sales is primarily attributable to a downturn in the cleanroom market, partially offset by an increase in MFAS market activity.  The increase in international sales is primarily due to the MFAS market in Europe driven by an increase in gas turbine product sales, partially offset by a decrease in Air Pollution Control System projects in Latin America.

                Gross Profit decreased to $47.8 million, or 24.7% of sales, for the three months ended December 31, 2001 as compared to $52.7 million, or 24.9% of sales, for the three months ended December 31, 2000.  Year-to-date gross profit decreased to $104.0 million, or 25.8% of sales, from $111.0 million, representing 26.0% of sales, for the six months ended December 31, 2000.  In the Commercial Air Conditioning and Refrigeration segment, year-to-date gross profit as a percentage of sales was 26.2% as compared to 25.1% for the same period in fiscal 2001.  This increase in gross margin is primarily attributable to the successful closure of the Company’s Scottsboro, Alabama plant and consolidation of its applied air handling manufacturing operations in Minnesota.  The Filtration Products segment’s year-to-date gross profit as a percentage of sales decreased from 27.3% in fiscal 2001 to 24.9% for the same period in fiscal 2002. This decrease is primarily the result of sales mix between MFAS and replacement filter sales and continued competitive pricing pressures in the North American replacement filter business.

                Operating Expenses were $44.5 million, or 22.9% of sales, for the second quarter of fiscal 2002 versus $48.5 million, or 22.9% of sales, for the second quarter of fiscal 2001. For the first six months of fiscal years 2002 and 2001, operating expenses were $90.5 million, or 22.4% of sales, versus $99.5 million, or 23.3% of sales, respectively.   Excluding amortization and restructuring charges, year-to-date operating expenses were $84.6 million for fiscal 2002, or 20.9% of sales, versus $87.4 million for fiscal 2001, or 20.5% of sales.  The decrease from the first six months of fiscal 2001 compared to the first six months of fiscal 2002 is primarily attributable to lower commissions due to favorable sales mix and lower volume, improved warranty experience and continued focus on cost control, partially offset by an increase in selling expenses.

                Income from Operations for the second quarter of fiscal 2002 decreased to $3.4 million, or 1.7% of sales, as compared to $4.2 million, or 2.0% of sales, in the second quarter of fiscal 2001.  Year-to-date income from operations increased to $13.5 million, or 3.3% of sales, as compared to $11.5 million, or 2.7% of sales in fiscal 2001.  Excluding amortization and restructuring charges, year-to-date income from operations decreased to $19.4 million, or 4.8% of sales, compared to $23.6 million, or 5.5% of sales in the corresponding period of the prior year.

                The Commercial Air Conditioning and Refrigeration segment’s income from operations decreased in the second quarter of fiscal 2002 to $2.4 million, or 2.1% of sales, as compared to $5.0 million, or 3.9% of sales in fiscal 2001, excluding amortization and restructuring charges.  Year-to-date income from operations, excluding amortization and restructuring charges, decreased from $13.2 million, or 5.0% of sales, to $10.9 million, or 4.5% of sales, for the first six months of fiscal 2001 as compared to the first six months of fiscal 2002, respectively.

                The Filtration Products segment’s income from operations, excluding amortization and restructuring charges, for the second quarter of fiscal 2002 decreased from $5.5 million, or 6.5% of sales, in fiscal 2001 to $3.7 million, or 4.5% of sales.  Year-to-date income from operations, excluding amortization and restructuring charges, decreased from $11.4 million, or 6.9% of sales, during the first six months of fiscal 2001 to $8.1 million, or 4.9% of sales, for the first six months of fiscal 2002.

                Net Interest Expense decreased to $3.8 million and $8.1 million for the second quarter and six months ended December 31, 2001 from $5.1 million and $10.3 million for the comparable periods ended December 31, 2000.  Decrease in interest expense is primarily attributable to lower debt levels and declining interest rates.

Liquidity and Capital Resources

                The Company’s liquidity needs are provided by cash generated from operating activities and supplemented when necessary by short-term credit facilities. During the first six months of fiscal 2002, funds generated by operating activities were $1.5 million as compared to $16.5 million of funds generated in the prior fiscal year for the comparable period.  During the first six months of fiscal 2002, net cash from investing activities is comprised of $13.3 million in cash proceeds from the sale of business, partially offset by $3.4 million in capital expenditures.  Capital spending for the first six months decreased from $6.9 million in the prior year to $3.4 million this year due to higher than normal spending in the first six months of fiscal 2001 related to the consolidation of the Company’s applied air handling operations in Minnesota.  In the first six months of fiscal 2001, the Company sold property for cash proceeds of $6.9 million.

                The Company’s U.S. bank credit facilities are comprised of a Term Loan of $30 million and a Revolving Credit Facility of $90 million (“Bank Credit Agreement”).  The Bank Credit Agreement has a three-year term and is designed to provide added flexibility and borrowing availability.  At December 31, 2001, remaining borrowing availability under the Revolving Credit portion of the Bank Credit Agreement was $29.4 million.  Net payments on long-term debt for the first six months of fiscal 2001were $1.1 million. In addition, as more fully discussed in Note 4 to the unaudited consolidated financial statements, the Company repurchased $15.0 million of its Senior Notes.  Short-term borrowings decreased by $0.5 million during the six-month period ended December 31, 2001.

                A short-term credit facility provided to a subsidiary of the Company is supported by an £8.5 million letter of credit from OYL, which expires on May 31, 2002. This support arrangement may be extended for additional time periods with the consent of OYL and the bank providing the facilities.

                Management believes, based upon current levels of operations and forecasted earnings, that cash flows from operations, together with borrowings under the Bank Credit Agreement and other short-term credit facilities, will be adequate to make payments of principal and interest on debt, to permit anticipated capital expenditures and to fund working capital requirements and other cash needs. Nevertheless, the Company will remain leveraged to a significant extent and its debt service obligations will continue to be substantial. If the Company’s sources of funds were to fail to satisfy the Company’s requirements, the Company may need to refinance its existing debt or obtain additional financing.  There is no assurance that any such new financing alternatives would be available, and, in any case, such new financing (if available) would be expected to be more costly and burdensome than the debt agreements currently in place.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

                There have been no material changes in the reported market risks since the end of the most recent fiscal year.  See Note 4 to the unaudited consolidated financial statements for disclosures related to financial instruments.

Forward-Looking Statements

                When used in this report the words “believes,” anticipates, “estimates”, “plans” and “expects” and similar expressions are intended to identify forward-looking statements.  These forward-looking statements are intended to provide management’s current expectations or plans for the future operating and financial performance of the Company, based on assumptions currently believed to be valid. A variety of factors could cause actual results to differ materially from those anticipated in the Company’s forward-looking statements, some of which include risk factors previously discussed in this and other SEC reports filed by the Company.  These risk factors include, but are not limited to, economic conditions in the United States, changes in world financial markets, environmental laws and regulations, risks associated with currency fluctuations, a weakening in Latin America markets, unforeseen competitive pressures, warranty expenses, market acceptance of new products, unfavorable weather conditions, unforeseen difficulties in maintaining mutually beneficial relationships with strategic partnerships and alliances, and the results of restructuring activities. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which those statements are made.  The Company undertakes no obligation to update any forward-looking statements to reflect unanticipated events or circumstances occurring after that date.

PART II:                OTHER INFORMATION

Item 1.  Legal Proceedings

                Not applicable

Item 6(b).  Reports on Form 8-K

                There were no reports filed on Form 8-K during the period.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AAF-MCQUAY INC.

DATE	February 11, 2002	By:	/S/ BRUCE D. KRUEGER
Bruce D. Krueger
Vice President of Finance and CFO
(Principal Financial and Chief Accounting Officer)