Form 10-Q
period 2002-03-30
AAF MCQUAY INC
filed 2002-05-10
CIK 1005272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                             to

Commission file number:               33-80701

AAF-MCQUAY INC.

(Exact name of Registrant as Specified in Its Charter)

Delaware	41-0404230
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

10300 Ormsby Park Pl. Ste 600, Louisville, Kentucky	40223
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code	(502) 637-0011

Not applicable
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report.

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒  No   ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  2,497 shares of Common Stock, par value $100.00 per share, were outstanding as of April 25, 2002.

INDEX

AAF-MCQUAY INC. AND SUBSIDIARIES

PART I:                 FINANCIAL INFORMATION

Item 1.     Financial Statements

AAF-McQUAY INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands, except share data)

	March 31, 2002	June 30, 2001
ASSETS
Current assets:
Cash and cash equivalents	$9,136	$14,254
Accounts receivable	163,878	191,942
Inventories	97,983	101,802
Other current assets	6,274	8,370
Total current assets	277,271	316,368

Property, plant and equipment, net	108,538	118,744
Cost in excess of net assets acquired and other identifiable intangibles, net	186,114	201,731
Other assets and deferred charges	14,299	17,171
Total assets	$586,222	$654,014

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term borrowings	$51,023	$63,938
Current maturities of long-term debt	6,031	6,120
Accounts payable, trade	85,765	100,585
Accrued warranty	19,216	19,567
Accrued employee compensation	24,461	27,155
Other accrued liabilities	25,946	42,947
Total current liabilities	212,442	260,312

Long-term debt.	113,406	131,429
Deferred income taxes	24,399	26,029
Other liabilities	43,027	49,003
Total liabilities	393,274	466,773

Stockholders’ equity:
Preferred stock ($1 par value; 1,000 shares authorized, none issued)	—	—
Common stock ($100 par value; 8,000 shares authorized, 2,497 shares issued and outstanding)	250	250
Additional paid-in capital	179,915	179,915
Retained earnings	33,266	29,606
Accumulated other comprehensive loss	(20,483)	(22,530)
Total stockholders’ equity	192,948	187,241
Total liabilities and stockholders’ equity	$586,222	$654,014

See Notes to the Consolidated Financial Statements

AAF-McQUAY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(dollars in thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2002	2001	2002	2001

Net sales	$182,899	$210,997	$586,824	$637,883
Cost of sales	137,246	156,056	437,142	471,930
Gross profit	45,653	54,941	149,682	165,953
Operating expenses:
Selling, general and administrative	39,877	45,089	124,512	132,499
Restructuring	—	631	450	7,177
Amortization of intangible assets	2,689	2,758	8,135	8,276
	42,566	48,478	133,097	147,952
Income from operations	3,087	6,463	16,585	18,002
Interest expense, net	3,450	4,663	11,569	14,958
Gain on sale of property	—	—	—	(4,538)
Loss on sale of business	495	—	475	—
Other (income) expense, net	(1,823)	42	(1,745)	(419)
Income before income taxes	965	1,758	6,286	8,001
Minority interest earnings (loss)	20	(32)	(49)	(124)
Provision for income taxes	396	827	2,577	3,762
Net income	$589	$899	$3,660	$4,115

See Notes to the Consolidated Financial Statements

AAF-McQUAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (unaudited)

(dollars in thousands)

	Nine Months Ended March 31,
	2002	2001
Cash flows from operating activities:
Net income	$3,660	$4,115
Adjustments to reconcile to net cash from operating activities:
Depreciation and amortization	21,251	21,323
Loss on sale of business	475	—
Gain on sale of property	—	(4,538)
Other non-cash items, net	(1,575)	(400)
Changes in operating assets and liabilities	(7,144)	(7,005)

Net cash from operating activities	16,667	13,495

Cash flows from investing activities:
Capital expenditures, net	(5,443)	(10,567)
Proceeds from sale of property	—	6,922
Proceeds from sale of business	14,952	—
Net cash from investing activities	9,509	(3,645)

Cash flows from financing activities:
Net borrowings (repayments) under short-term borrowing arrangements	(13,173)	2,508
Payments on long-term debt	(5,833)	(6,322)
Proceeds from issuance of long-term debt	2,393	238
Repurchase of senior notes	(14,990)	(7,443)
Net cash from financing activities	(31,603)	(11,019)

Effect of exchange rate changes on cash	309	(920)
Net decrease in cash and cash equivalents	(5,118)	(2,089)
Cash and cash equivalents at beginning of period	14,254	11,522

Cash and cash equivalents at end of period	$9,136	$9,433

See Notes to the Consolidated Financial Statements

AAF-McQUAY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

(dollars in thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2002	2001	2002	2001
Net income	$589	$899	$3,660	$4,115
Other comprehensive income (loss):
Foreign currency translation adjustments	1,345	(2,086)	2,905	(3,255)
Write off of accumulated foreign currency translation adjustments due to sale of business	(637)	—	(858)	—
Comprehensive income (loss)	$1,297	$(1,187)	$5,707	$860

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

The operating results for the nine months ended March 31, 2002 are not necessarily indicative of the operating results that may be expected for the full year ending June 30, 2002.  The Company’s period end is the Saturday closest to March 31. For clarity in presentation all periods presented herein are shown to end on the last calendar day of the month.  Certain reclassifications of amounts in the consolidated financial statements have been made to reflect comparability.

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

2.  Inventories

Inventories consist of the following:

	March 31, 2002	June 30, 2001
	(dollars in thousands)
FIFO cost:
Raw materials	$39,830	$42,706
Work-in-process	18,250	17,691
Finished goods	40,432	41,851
	98,512	102,248
LIFO adjustment	(529)	(446)
	$97,983	$101,802

3.  Provision for Income Taxes

The tax provisions for the three month and nine month periods ended March 31, 2002 and 2001 are based on the estimated effective tax rates applicable for the full years, and after giving effect to significant unusual items related specifically to the interim periods.  The difference between the Company’s reported tax provisions, for the three month and nine month periods ended March 31, 2002 and 2001, and the tax provisions computed based on U.S. statutory rates is primarily attributable to nondeductible goodwill amortization, unbenefitted foreign losses and export sales tax benefit.

4.  Debt and Financial Instruments

In the first quarter of fiscal 2002, the Company repurchased $2 million of its Senior Notes at a discount. The Company plans to hold these repurchased notes until their maturity in February 2003.  In the second quarter of fiscal 2002, the Company repurchased and retired $13 million of its Senior Notes at par with proceeds from the sale of its Singapore subsidiary.  These transactions resulted in the write-off of associated debt issuance costs of $20,000 and $95,000 in the first and second quarters of fiscal 2002, respectively.  See Note 6 to the unaudited consolidated financial statements for further discussion. The outstanding principal amount of Senior Notes after the repurchases and included in the Company’s long-term debt at March 31, 2002 was $94 million.

In January 2000, the Company entered into an interest rate swap transaction whereby the Company receives a fixed rate and pays a floating rate on the basis of 3-month Libor.  The January 2000 swap has a three-year term and a notional amount of $30 million and effectively converts a portion of the Company’s fixed rate borrowings to a floating rate.  Measurement dates and the maturity date of the swap match interest payment dates and the maturity date of the Company’s Senior Notes.  In November 2001, the Company terminated its $30 million interest rate floor, which required the Company to make payments if 3-month Libor fell below a certain level.  The transaction cost of this termination was paid by accepting a lower swap rate on the January 2000 swap and by changing the floating rate basis from 3-month Libor to 6-month Libor.  The Company records its swap and floor in its balance sheet at fair market value.  A loss of $0.2 million and income of $0.3 million was recorded as a result of these positions for the nine months ended March 31, 2002 and 2001, respectively.

5.  Restructuring Charges

In the second quarter of fiscal 2002, the Company approved and commenced restructuring actions in its Filtration Products segment, recording reserves of approximately $0.5 million.  The reserve primarily represents severance accruals related to the elimination of approximately 30 employees in its Latin American and European air filtration manufacturing units.  The Company completed these restructuring efforts in the quarter ended March 31, 2002.

As described in Note 9 of the Annual Report, the Company implemented several restructuring plans throughout fiscal 2001 in both the Commercial Air Conditioning and Refrigeration and Filtration Products segments.  Through March 31, 2002, the Company has spent $6.7 million of the $7.2 million restructuring reserve recorded in fiscal 2001 primarily for severance arrangements.  All the fiscal 2001 restructuring efforts are expected to be completed by the end of fiscal 2002.

6.  Sale of Subsidiaries

In September 2001, the Company sold its Singapore subsidiary to a subsidiary of its parent, O.Y.L. Industries Berhad (“OYL”), for approximately $13.1 million, which resulted in a gain of approximately $20,000, after writing off associated goodwill and intangible assets.  The Singapore subsidiary’s first quarter sales of $3.6 million and net income of $75,000 are included in the Company’s fiscal 2002 results.  The Singapore subsidiary had sales of $4.8 million and $13.7 million for the three months and nine months ended March 31, 2001, respectively.  Proceeds from the sale were used to repurchase and retire $13.0 million of the Company’s outstanding Senior Notes.

On January 30, 2002, the Company sold its 54% ownership interest in its Korean joint venture to its partner, Century Corporation, for approximately $1.6 million.  This transaction resulted in a pre-tax loss of approximately $0.5 million.  In addition, the Company realized approximately $0.6 million in related accumulated currency translation adjustment losses.  The Korean joint venture’s sales of $5.9 million and net income of $0.1 million are included in the Company’s fiscal 2002 results.  The joint venture had sales of $1.5 million and $5.8 million for the three months and nine months ended March 31, 2001, respectively.

7.  Commitments and Contingencies

Purchase Commitments- The Company secures pricing on a portion of its copper requirements through forward contracts executed with certain suppliers.  At March 31, 2002, contracts for 2.0 million pounds of copper were in place.  These contracts have various expiration dates through March 31, 2003.

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

During the third quarter of fiscal 2002, the Company won the appeal of a case involving its Italian subsidiary and the Adv. Istituto Nazionale della Previdenza Sociale (INPS).  Based on the judgment of its Italian counsel, the Company has reversed its loss contingency associated with the case in the amount of $2.6 million.  The amount is reflected in other income/expense in the consolidated statement of income.

The Company does not believe that the potential liability from the ultimate outcome of environmental and litigation matters will have a material adverse effect on its financial position, results of operations or liquidity.

8. Business Segments Information

The Company serves the global commercial heating, ventilation, air conditioning and refrigeration (“HVAC&R”) industry with two industry segments: Commercial Air Conditioning and Refrigeration, the manufacture, sale and distribution of heating, ventilating, air conditioning, industrial refrigeration products, and Filtration Products, the manufacture and sale of air filtration products and systems. Information relating to operations in each industry segment as of and for the three and nine months ended March 31, 2002 and 2001 is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
Classified By Industry	2002	2001	2002	2001
	(dollars in thousands)
Net Sales:
Commercial Air Conditioning and Refrigeration	$106,327	$126,722	$347,666	$390,542
Filtration Products	77,032	86,335	242,103	250,855
Eliminations	(460)	(2,060)	(2,945)	(3,514)
Total	$182,899	$210,997	$586,824	$637,883
Operating Income (Loss):
Commercial Air Conditioning and Refrigeration	$(559)	$1,330	$7,074	$5,332
Filtration Products	3,416	5,311	8,768	13,803
Corporate	230	(178)	743	(1,133)
Total	$3,087	$6,463	$16,585	$18,002
Depreciation and Amortization:
Commercial Air Conditioning and Refrigeration	$4,776	$4,371	$14,388	$14,433
Filtration Products	2,207	2,278	6,847	6,873
Corporate	6	6	16	17
Total	$6,989	$6,655	$21,251	$21,323
Capital Expenditures:
Commercial Air Conditioning and Refrigeration	$1,058	$2,622	$3,255	$7,741
Filtration Products	981	1,001	2,184	2,821
Corporate	—	—	4	5
Total	$2,039	$3,623	$5,443	$10,567

The Company estimates corporate expenses and determines fixed allocations of these expenses for each business segment at the beginning of the fiscal year.  Any over or under allocation of actual expenses incurred results in income or expense reported at the corporate level.  A reconciliation of segment profit to the Company’s earnings before taxes for each quarter is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2002	2001	2002	2001
	(dollars in thousands)
Operating income from business segments	$2,857	$6,641	$15,842	$19,135
Over (under) allocation of corporate expenses	230	(178)	743	(1,133)
Interest expense, net	3,450	4,663	11,569	14,958
Other (income) expense, net	(1,328)	42	(1,270)	(4,957)
Income (loss) before income taxes	$965	$1,758	$6,286	$8,001

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net Sales were $182.9 million for the three months ended March 31, 2002, which represents a decrease of $28.1 million, or 13.3%, as compared to $211.0 million for the same period in the prior year.  Net sales decreased $51.1 million, or 8.0% to $586.8 million from $637.9 million for the nine months ended March 31, 2002 and 2001, respectively.  As more fully explained in Note 6 to the unaudited consolidated financial statements, the Company sold its Singapore subsidiary in September 2001 and its Korean joint venture in January 2002.  Additionally, the Company estimates that sales have decreased by approximately $1.8 million and $3.5 million for the three months and nine months ending March 31, 2002, respectively, due to the impact of unfavorable currency trends in translating European sales.  Excluding the net sales attributable to the operations in Singapore and Korea for fiscal 2001 and currency impact, net sales for the three months and nine months ended March 31, 2002 decreased $24.9 million or 12.1% and $40.7 million or 6.5%, respectively, as compared to the corresponding period of the prior year.

Commercial Air Conditioning and Refrigeration net sales for the three months ended March 31, 2002 decreased $20.4 million, or 16.1%, to $106.3 million as compared to $126.7 million for the three months ended March 31, 2001. The Company estimates that approximately $0.6 million of the decrease is due to the impact of unfavorable currency trends in translating European sales.  Excluding the currency impact, net sales decreased $19.8 million, or 15.7%.  This decrease is the result of a 15.9% decrease in domestic sales, and a 14.6% decrease in international sales.  The domestic sales decrease is primarily attributable to the general economic slowdown affecting all equipment product lines.  The decrease in international sales volume is primarily the result of the restructuring efforts undertaken at the Company’s United Kingdom operations in fiscal 2001.

Year-to-date sales for the nine months ended March 31, 2002 decreased $42.8 million, or 11.0%, to $347.7 million as compared to $390.5 million for the nine months ended March 31, 2001.  The Company estimates that approximately $0.8 million of the decrease is due to the impact of unfavorable currency trends in translating European sales.  Excluding the currency impact, net sales decreased $42.0 million, or 10.8%. This decrease is the result of a 10.9% decrease in domestic sales and a 10.3% decrease in international sales. The decrease in domestic sales is primarily attributable to the general economic slowdown affecting all equipment product lines. The decrease in international sales volume is primarily the result of the restructuring efforts undertaken at the Company’s United Kingdom operations in fiscal 2001.

Backlog for the Commercial Air Conditioning and Refrigeration segment was $95 million at March 31, 2002 as compared to $111 million and $114 million at June 30, 2001 and March 31, 2001, respectively.

Filtration Products net sales for the three months ended March 31, 2002 decreased $9.3 million, or 10.8%, to $77.0 million as compared to $86.3 million for the three months ended March 31, 2001.  This decrease is attributable to the sale of the Company’s Singapore subsidiary in September 2001 and Korean joint venture in January 2002.  Additionally, the Company estimates that sales have decreased by approximately $1.2 million for the third quarter of fiscal 2002 due to the impact of unfavorable currency trends in translating European sales.  Excluding these three items, net sales decreased $3.0 million or 3.7%. This decrease is the result of a 16.7% decrease in domestic sales offset by an 11.1% increase in international sales.  The decrease in domestic sales is primarily attributable to a downturn in cleanroom market demand and an unusually mild winter impacting the replacement filter business.  The increase in international sales is primarily due to strong Machinery Filtration and Acoustical Systems “MFAS” market activity in Europe driven by the gas turbine market, partially offset by a decrease in Air Pollution Control System “APCS” projects in Latin America this quarter versus the prior year.

Year-to-date sales for the nine months ended March 31, 2002 decreased $8.8 million, or 3.5%, to $242.1 million as compared to $250.9 million for the nine months ended March 31, 2001.  The Company estimates that sales have decreased by approximately $2.6 million for the first nine months of fiscal 2002 due to the impact of unfavorable currency trends in translating European sales.  Excluding the currency impact and sale of the Company’s Singapore subsidiary and Korean joint venture, net sales increased $7.9 million or 3.3% for the nine months ended March 31, 2002 versus 2001.  Domestic sales decreased 6.7%, while international sales increased 15.8%. The decrease in domestic sales is primarily attributable to a downturn in the cleanroom market, partially offset by an increase in MFAS activity.  The increase in international sales is primarily due to strong MFAS activity in Europe driven by the gas turbine market, partially offset by a decrease in APCS projects in Latin America.

Gross Profit decreased to $45.7 million, or 25.0% of sales, for the three months ended March 31, 2002 as compared to $54.9 million, or 26.0 % of sales, for the three months ended March 31, 2001.  Year-to-date gross profit for the nine months ended March 31, 2002 decreased to $149.7 million, or 25.5% of sales, from $166.0 million, representing 26.0% of sales, for the nine months ended March 31, 2001.  In the Commercial Air Conditioning and Refrigeration segment, year-to-date gross profit as a percentage of sales was 25.5% as compared to 24.9% for the same period in fiscal 2001.  This improvement in gross margin is primarily attributable to the closure of the Company’s Scottsboro, Alabama plant and the successful consolidation of its applied air handling manufacturing operations in Minnesota, partially offset by competitive pricing pressures in all equipment product lines.  The Filtration Products segment’s year-to-date gross profit as a percentage of sales decreased from 27.4% in fiscal 2001 to 25.3% for the same period in fiscal 2002. This decrease is primarily the result of sales mix between MFAS and replacement filter sales and continued competitive pricing pressures in the North American replacement filter business.

Operating Expenses were $42.6 million, or 23.3% of sales, for the third quarter of fiscal 2002 versus $48.5 million, or 23.0 % of sales, for the third quarter of fiscal 2001. For the first nine months of fiscal years 2002 and 2001, operating expenses were $133.1 million, or 22.7 % of sales, versus $148.0 million, or 23.2% of sales, respectively.   Excluding amortization and restructuring charges, year-to-date operating expenses were $124.5 million for fiscal 2002, or 21.2% of sales, versus $132.5 million for fiscal 2001, or 20.8% of sales.  The decrease in year-to-date operating expenses compared to the first nine months of fiscal 2001 is primarily attributable to lower commissions due to favorable sales mix and lower volume, improved warranty experience and continued focus on cost control.

Income from Operations for the third quarter of fiscal 2002 decreased to $3.1 million, or 1.7% of sales, as compared to $6.5 million, or 3.1% of sales, in the third quarter of fiscal 2001.  Year-to-date income from operations decreased to $16.6 million, or 2.8% of sales, as compared to $18.0 million, or 2.8% of sales in fiscal 2001.  Excluding amortization and restructuring charges, year-to-date income from operations decreased to $25.2 million, or 4.3% of sales, compared to $33.5 million, or 5.2% of sales, in the corresponding period of the prior year.

The Commercial Air Conditioning and Refrigeration segment’s income from operations decreased in the third quarter of fiscal 2002 to $1.0 million, or 0.9% of sales, as compared to $3.5 million, or 2.8% of sales in fiscal 2001, excluding amortization and restructuring charges.  Year-to-date income from operations, excluding amortization and restructuring charges, decreased from $16.7 million, or 4.3% of sales, to $11.9 million, or 3.4% of sales, for the first nine months of fiscal 2001 as compared to the first nine months of fiscal 2002, respectively.

The Filtration Products segment’s income from operations, excluding amortization and restructuring charges, for the third quarter of fiscal 2002 decreased from $6.5 million, or 7.5% of sales, in fiscal 2001 to $4.5 million, or 5.9% of sales.  Year-to-date income from operations, excluding amortization and restructuring charges, decreased from $17.9 million, or 7.1% of sales, during the first nine months of fiscal 2001 to $12.6 million, or 5.2% of sales, for the first nine months of fiscal 2002.

Net Interest Expense decreased to $3.5 million and $11.6 million for the three months and nine months ended March 31, 2002 from $4.7 million and $15.0 million for the comparable periods ended March 31, 2001.  Decrease in interest expense is primarily attributable to lower debt levels and declining interest rates.

Other Income/Expense, net increased to income of $1.8 million and $1.7 million for the three months and nine months ended March 31, 2002, respectively, from expense of $42,000 and income of $0.4 million for the three months and nine months ended March

31, 2001, respectively.  The increase in the three months ended March 31, 2002 as compared to the three months ended March 31, 2001 is primarily attributable to the reversal of the INPS litigation accrual, which is more fully explained in Note 7 to the unaudited consolidated financial statements, partially offset by the accumulated currency translation adjustment loss on the sale of the Company’s Korean joint venture.  The increase in the first nine months of fiscal 2002 compared to the first nine months of fiscal 2001 is primarily attributable to the reversal of the INPS accrual, offset by the accumulated currency translation adjustment loss on the sale of the Company’s Korean joint venture and the decline in the market value of the Company’s swap, as described in Note 4 to the unaudited consolidated financial statements.

Liquidity and Capital Resources

The Company’s liquidity needs are provided by cash generated from operating activities and supplemented when necessary by short-term credit facilities. During the first nine months of fiscal 2002, funds generated by operating activities were $16.7 million as compared to $13.5 million of funds generated in the prior fiscal year for the comparable period.  During the first nine months of fiscal 2002, net cash from investing activities is comprised of $15.0 million in cash proceeds from the sale of business, partially offset by $5.4 million in capital expenditures.  Capital spending for the first nine months decreased from $10.6 million in the prior year to $5.4 million this year due to higher than normal spending in the first nine months of fiscal 2001 related to the consolidation of the Company’s applied air handling operations in Minnesota.  In the first nine months of fiscal 2001, the Company sold property for cash proceeds of $6.9 million.

The Company’s U.S. bank credit facilities are comprised of a Term Loan of $30 million and a Revolving Credit Facility of $90 million (“Bank Credit Agreement”).  The Bank Credit Agreement has a three-year term and is designed to provide added flexibility and borrowing availability.  At March 31, 2002, remaining borrowing availability under the Revolving Credit portion of the Bank Credit Agreement was $32.9 million.  Net repayments on long-term debt for the first nine months of fiscal 2002 were $3.4 million. In addition, as more fully discussed in Note 4 to the unaudited consolidated financial statements, the Company repurchased $15.0 million of its Senior Notes.  Short-term borrowings decreased by $13.2 million during the nine-month period ended March 31, 2002.

A short-term credit facility provided to a subsidiary of the Company is supported by an £8.5 million letter of credit from OYL, which expires on May 31, 2002. This support arrangement may be extended for additional time periods with the consent of OYL and the bank providing the facilities.  The Company does not anticipate any problems in renewing this letter of credit, if required by its lender.

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

Forward-Looking Statements

When used in this report the words “believes”, “anticipates”, “estimates”, “plans” and “expects” and similar expressions are intended to identify forward-looking statements.  These forward-looking statements are intended to provide management’s current expectations or plans for the future operating and financial performance of the Company, based on assumptions currently believed to be valid. A variety of factors could cause actual results to differ materially from those anticipated in the Company’s forward-looking statements, some of which include risk factors previously discussed in this and other SEC reports filed by the Company.  These risk factors include, but are not limited to, economic conditions in the United States, changes in world financial markets, environmental laws and regulations, risks associated with currency fluctuations, a weakening in Latin America markets, unforeseen competitive pressures, warranty expenses, market acceptance of new products, unfavorable weather conditions, unforeseen difficulties in maintaining mutually beneficial relationships with strategic partnerships and alliances, and the results of restructuring activities. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which those statements are made.  The Company undertakes no obligation to update any forward-looking statements to reflect unanticipated events or circumstances occurring after that date.

PART II:                OTHER INFORMATION

Item 1.     Legal Proceedings

Not applicable.

Item 6.     Exhibits and Reports on Form 8-K

(a)          Exhibits

Number	Description

Exhibit 10.12	Fourth Amendment to Revolving Credit, Term Loan and Security Agreement dated April 22, 2002, with PNC Bank, N.A.

(b)         Reports on Form 8-K

On February 26, 2002, the Company filed a Current Report on Form 8-K which reported the Company’s decision to change its principal independent certified accountant to KPMG LLP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AAF-MCQUAY INC.

DATE	May 8, 2002	By:	/s/ BRUCE D. KRUEGER
Bruce D. Krueger
Vice President of Finance and CFO
(Principal Financial and Chief Accounting Officer)