Form 10-K
period 2002-06-29
AAF MCQUAY INC
filed 2002-09-20
CIK 1005272

Use these links to rapidly review the document
Index AAF-MCQUAY INC. AND SUBSIDIARIES
Item 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

X	Annual Report Pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended June 29, 2002
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

None

Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    X   Yes           No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     Not Applicable

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at June 30, 2002 was $-0-.

The number of shares outstanding of the registrant's only class of common stock as of September 13, 2002 (latest practicable date) was 2,497.

Index
AAF-MCQUAY INC. AND SUBSIDIARIES

Part I

Item 1. Business

General

AAF-McQuay Inc. (the "Company"), a Delaware corporation, is a leading worldwide manufacturer and distributor of commercial air conditioning and air filtration products and systems primarily for commercial, institutional and industrial customers. The Company believes that it is a leading global manufacturer and distributor of air filtration products for non-vehicular applications and is a major participant in the global commercial heating, ventilation, air conditioning and refrigeration ("HVAC&R") market. The Company maintains production facilities in nine countries and its products are sold in over 80 countries. The Company believes that its geographic and product diversification makes it less susceptible to an economic downturn in any particular served market or region.

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

During 2002, the Company conducted business in two principal segments: Commercial Air Conditioning & Refrigeration and Filtration Products.

Commercial Air Conditioning and Refrigeration

The Company, through the Commercial Air Conditioning and Refrigeration segment, is a worldwide leader in the design, manufacture, sale and service of HVAC&R equipment principally for the commercial, industrial and institutional markets. Products include chillers, applied air handling systems, applied terminal systems, industrial refrigerators, service and parts. In the United States, the Company believes that its share of the commercial air conditioning market is approximately 10%. The Company's products are sold primarily under the widely recognized McQuay® brand name and services are marketed under the McQuayServiceSM name. This equipment has been installed in many prominent facilities around the world, including the GTE Headquarters in Dallas, Texas, Motorola production facilities in the United Kingdom and Singapore, Emirates Tower, U.A.E., the Jumerirah Beach Hotel, U.A.E., Kodak facilities in Ontario, Philips Semiconductor facilities in China, Taiwan and Singapore and the Jai Lie Building in Wuhan, China. The Company's broad range of standard and custom products and services fulfill the HVAC&R requirements of most building types and sizes and offer multiple solutions to a variety of HVAC&R needs. The Company markets its commercial HVAC&R equipment principally to building contractors, architects, consulting engineers, building developers and building owners. In addition, the Company manufactures, sells, and services industrial refrigeration equipment under the J&E Hall brand names, including J&E HallTM, Hallmark®, and Thermotank®. Principal customers for refrigeration products are in the food and beverage, chemical and naval and maritime industries. Three of the Company's facilities used to produce its air conditioning and refrigeration products have earned ISO 9001 certification and five facilities have earned ISO 9002 certification.

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

Applied Air Handling Systems.    Products from the Company's applied air handling system business unit provide customized solutions for a broad range of commercial, institutional and industrial air conditioning needs. Applied air handling systems include the Company's Vision air handlers, roof mounted air handlers, packaged rooftop systems, indoor self-contained systems and coils. Air handling products complement the Company's chiller products with customized solutions for sound, efficiency and indoor air quality requirements in central system applications up to 50,000cfm. The Vision product line of air handlers provide "variable dimensioning" capability that gives it an added competitive advantage in the substantial retrofit/replacement markets. McQuay rooftop and indoor self-contained systems provide the same quality and flexibility in factory packaged and tested cooling/heating solutions in capacities up to 135 tons. Recognized for their performance, applied air handling systems products are consistently called upon to perform in key applications such as schools, offices and healthcare facilities.

Applied Terminal Systems.    Applied terminal systems consist of HVAC&R units that provide heating and cooling for a defined space on a "localized" basis. They include fan-coil units, water source heat pumps, packaged terminal air conditioners ("PTAC"), and unit ventilators. Capacities of individual units are less than 20 tons and typically include electronic controls. Typical applications include facilities where air conditioning is required on a "room-by-room" basis such as hotels/motels, condominiums, schools and office buildings. Within the United States, the Company believes that it is a leading manufacturer of water source heat pumps and unit ventilators. The large installed base is expected to provide significant replacement and service opportunities.

The Company globally serves its installed base by providing high value support and distribution services through its Special Markets Group. The Special Markets Group distributes original specification Certified McQuay Parts™ and also serves the broader HVAC&R replacement market through the distribution of unitary HVAC products, trade parts and supplies. The Company provides value added customer service through e-commerce, electronic parts catalogs and industry leading order cycle times.

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

Competition in the global industrial refrigeration business is fragmented and over the last two years, the industry has consolidated into a few global companies. Recognizing the consolidation within the industrial refrigeration industry, over capacity in the market place and strength of its trading currency (pound sterling), J&E Hall embarked on a major restructuring exercise in the beginning of fiscal year 2000, which was completed in June 2001. The Company believes that these actions will strengthen the Company and enable it to maintain its position as a leading UK provider of refrigeration service solutions through its extensive network of 13 regional offices.

Commercial Air Conditioning and Refrigeration Strategic Partnerships.

The Company, through its Commercial Air Conditioning and Refrigeration segment, has entered into selective strategic partnerships throughout the world to maximize its market penetration through enhancement of its manufacturing and distribution capabilities and further diversification of its product lines. The Company has formed partnerships with local companies in India, Japan, Hungary, Greece, Italy, Mexico and Puerto Rico. The Company has formed strategic partnerships in selected metropolitan markets to increase its market penetration in the domestic market. In addition, the Company has established regional sales offices in Miami, Florida (to sell its products throughout Latin America), Beirut, Lebanon and Dubai, UAE and markets its products throughout Asia, including China, through manufacturing and sales joint ventures established by OYL.

Filtration Products

The Company's Filtration Products segment engages in the manufacture, sale and distribution of air filtration products and systems, including air filters. The Company's filtration products are sold worldwide to commercial, institutional and industrial customers as well as retailers for residential use. Within its Filtration Products segment, the Company has two principal businesses: replacement filters and environmental products. Replacement filters are sold to commercial and industrial building owners, contractors, retailers for residential applications, automotive industry, hospitals and computer chip manufacturers for clean room applications, locomotive and air conditioning original equipment manufacturers and railroad companies. The Company has marketed its replacement filters under the AmericanAirFilter® and AAF® brand names since the 1920's and also under private label. The environmental products business has two major product areas: Air Pollution Control Products and Systems ("APC") and Machinery Filtration and Acoustical Systems ("MFAS") products. Environmental products are sold throughout the world for a wide variety of commercial, institutional and industrial applications. Two of the Company's facilities used to produce its air filtration products have earned ISO 9001 certification, and three facilities have earned ISO 9002 certification.

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

Environmental Products

Air Pollution Control Products and Systems.    The Company's APC equipment is designed to improve atmospheric quality by removing airborne pollutants such as dust, mist and fumes from air exhaust streams. The Company's APC systems are sold primarily in Europe, Latin America and Asia and include design and construction services. The Company markets APC equipment to a broad range of industrial customers including the food, pharmaceutical, chemical, steel, cement, power generation, waste incineration, chemical and pulp and paper industries, as well as special market niches such as woodworking companies, welding shops, restaurants and fast food outlets. The Company's APC equipment includes wet and dry scrubbers, cartridge and fabric filter collectors, electrostatic precipitators and dust and mist collection products. These products collect contaminants, recover materials from the manufacturing process and solve in-plant air quality problems. APC systems, offered by the Company, are integrated systems engineered to combine air pollution control equipment with peripheral equipment, ductwork and instrumentation to produce an integrated emission control process.

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

Filtration Products Strategic Partnerships

The Company, through its Filtration Products segment, has entered into selective strategic partnerships and alliances throughout the world to maximize its market penetration through enhancement of its manufacturing and distribution capabilities and further diversification of its product lines. The Company has formed partnerships with local companies in Japan, Saudi Arabia and Malaysia to manufacture and distribute its products. In addition, the Company has entered into technology sharing agreements for the development of antimicrobial filters.

Financial Information About Industry Segments, and Domestic Operations and Export Sales

See Note 15 "Business Segments and Geographic Information" in the Notes to the Consolidated Financial Statements.

Sales and Distribution

General.    The Company has a diverse base of customers. No customer of the Commercial Air Conditioning and Refrigeration segment or the Filtration Products segment accounted for more than 10% of the Company's net sales of these products during any of the past three fiscal years.

Commercial Air Conditioning and Refrigeration.    The Company distributes its commercial HVAC&R equipment and systems in the United States and Canada through a network of approximately 150 independent manufacturers' representatives and joint ventures that sell on a commission basis. Replacement parts for HVAC&R equipment are sold through a network of 90 independent parts distributors and three Company-owned stores. Service products and contracts are sold through the Company's own sales force working from offices located throughout the United States and Canada. The Company distributes its commercial HVAC&R products and parts internationally through a combination of direct sales personnel, independent distributors and joint venture partners selling in over 80 countries throughout the world. Backlog for the Commercial Air Conditioning and Refrigeration segment at June 30, 2002 and 2001 was $98 million and $111 million, respectively. The Company anticipates that substantially all of these orders will be filled in the next 12 months.

Filtration Products.    The Company deploys separate sales forces and distribution channels to market its replacement filter and environmental products. The Company believes it employs the industry's largest commercial replacement filter direct sales force, with approximately 130 factory sales people worldwide to market commercial replacement filters. Residential replacement filters are sold primarily in the United States through national retail stores. Environmental products are sold through factory direct sales people, independent distributors, agents and joint venture partners. Backlog for the Filtration Products segment at June 30, 2002 and 2001 was $48 million and $71 million, respectively. The Company anticipates that substantially all of these orders will be filled in the next 12 months.

Manufacturing

Commercial Air Conditioning and Refrigeration.    The Company's commercial HVAC&R products are manufactured in 6 factories in the United States, Italy and the United Kingdom. The Company's industrial refrigeration products are manufactured in three manufacturing facilities in the United Kingdom. See "Properties."

Filtration Products.    In the Company's filter manufacturing business, fiberglass filtermedia is manufactured at 2 facilities, located in the United States and The Netherlands, and then shipped to filter assembly facilities throughout Europe and North America from which finished products are then shipped to customers. Air filtration equipment and systems are manufactured at facilities that are geographically dispersed throughout the world including 11 locations for replacement filters and 3 locations for environmental products. See "Properties."

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

Research and Development

The Company's research and development programs are involved in creating new products, enhancing and redesigning existing equipment and systems to reduce manufacturing costs and increasing product efficiency. The Company spent approximately $10.2, $9.0 and $8.7 million during its 2002, 2001, and 2000 fiscal years, respectively, for research and development.

A significant focus of the Company's research and development efforts since 1988 has been to develop and extend its range of water-cooled and air-cooled chillers using advanced single screw compressor technology. The Company introduced its first single screw air conditioning product in 1994 and has continued to expand the product line and its application through fiscal 2002. J&E Hall has been marketing industrial refrigeration products using single screw compressor technology since 1978. The Company expects to further enhance single screw air conditioning product technology during fiscal year 2003 with the continued introduction of the next generation screw compressor and screw chiller products. Single screw compressor technology will continue to be an important element of research and development programs in the Commercial Air Conditioning and Refrigeration segment.

The Company has developed and is now producing the next generation of air handlers which is highly energy and sound efficient. The product is available in a variety of configurations and material options. The Company expects this family of products to meet the growing market for quiet, high quality air handlers.

Since the OYL acquisition, the Filtration Products segment continues to introduce new products, including a range of self supporting pleated air filters; premium residential air filters; a new range of cleaners; a new extended surface pleated filter that exceeds the standards proposed in ASHRAE 62-1989R (American Society of Heating, Refrigeration and Air Conditioning Engineers); a variety of replacement filters; and a range of self-cleaning filters for gas turbines.

Patents and Trademarks

The Company holds numerous patents related to the design and use of its equipment and systems that are considered important to the overall conduct of its business. The Company's policy is to maintain patent protection for as many of its new products as possible. The Company believes that certain of its patents are important to distinguish the Company's equipment and systems from those of its competitors; however, the Company does not consider any particular patent, or any groups of related patents, essential to its operations. The Company believes that its rights in its patents are adequately protected. In fiscal year 2002, the Filtration Products segment obtained three patents related to filter media and filter design and construction.

The Company owns several registered trademarks and operates under certain trade names that are important in the marketing of its products, including AmericanAirFilter®, AAF®, McQuay®, McQuayServiceSM, HermanNelson®, Thermotank®, Hallmark®, J&E HallTM and Beth®. The Company believes that its rights to use tradenames and trademarks are adequately protected. The Company's trademarks have various terms and expirations. The Company's policy is to renew significant trademarks prior to the expiration of their current term.

Employees

As of June 30, 2002, the Company employed approximately 4,800 employees worldwide, with approximately 3,200 persons employed in the United States and 1,600 employed in non-U.S. locations. The Company has a total of six labor union bargaining agreements, covering approximately 1,600 employees, of which two agreements, covering approximately 800 employees, will expire in fiscal year 2003. The Company currently believes that it will be able to obtain new labor agreements without interruption of work when these agreements expire. The Company considers its relations with its employees to be good.

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

Substantially all major manufacturers of HVAC&R products, including the Company, produce HVAC&R equipment for smaller cooling capacity applications that utilize HCFC-22. The Company (and its competitors) must develop substitute refrigerants for use in HVAC&R products that currently use HCFC-22 prior to the phaseout of HCFC-22. Presently, the EPA has identified several refrigerants that it considers acceptable HCFC-22 substitutes for certain uses applicable to some of the Company's products. The Company is conducting a comprehensive program to introduce ozone friendly refrigerant for all products before the EPA regulations take effect.

Item 2. Properties

        A description of the Company's principal facilities with the approximate square feet of building space is summarized below. Unless otherwise specified below, the facilities are devoted to manufacturing:

Location	Square Feet	Leased/Owned	Principal Function

Commercial Air Conditioning and Refrigeration
Plymouth, Minnesota	166,000	Owned	Americas headquarters, testing, research and development, and applied air handling systems business unit administrative facility
Staunton, Virginia	665,000	Owned	Chiller products
Owatonna, Minnesota	68,000	Owned	Applied air handling system products
Faribault, Minnesota	244,000	Owned	Applied air handling system products
Auburn, New York	417,000	Owned	Applied terminal system products
Scottsboro, Alabama	270,000	Owned	Held for sale
Cecchina, Italy	175,000	Owned	Europe headquarters and chiller products
Dayton, Ohio	100,000	Leased	Parts distribution
Dartford, England	10,000	Leased	Headquarters for industrial refrigeration business
Derby, England	17,000	Leased	Spares distribution and compressor remanufacturing facility
Birkenhead, England	7,000	Owned	Compressor remanufacturing facility
Doncaster, England	5,300 7,900	Owned Leased	Motor rewinding facility Cabling facility
Filtration Products
Louisville, Kentucky	60,000	Leased	Americas headquarters
Atlanta, Georgia	113,000	Leased	Replacement filters
Columbia, Missouri	58,000 35,000	Owned Leased	Replacement filters Replacement filters
Hutchins, Texas	340,000	Owned	Replacement filters
Elizabethtown, Pennsylvania	160,000	Leased	Replacement filters
Fayetteville, Arkansas	175,000	Owned	Replacement filters
Los Angeles, California	70,000	Leased	Replacement filters
Lebanon, Indiana	154,000	Leased	Replacement filters
Boucherville, Quebec	62,000	Owned	Replacement filters
Cramlington, England	160,000	Owned	Applied air handling systems and environmental products
Linton, England	27,000	Owned	Replacement filters

Amsterdam, The Netherlands	16,000	Leased	European headquarters and administrative office
Emmen, The Netherlands	101,000 116,000	Owned Leased	Replacement filters Replacement filters
Lubeck, Germany	19,000	Leased	Engineering office
Gasny, France	109,000	Owned	Environmental products
Ecoparc, France	46,000	Leased	Replacement filters
Vitoria, Spain	40,000	Owned	Environmental products

In addition to the properties above, the Company also leases numerous facilities worldwide for use as sales and service offices, regional warehouses and distribution centers. The Company also leases 11,000 square feet for its Corporate headquarters in Louisville, Kentucky.

Substantially all of the Company's property is subject to encumbrances. See Notes 5 and 7 to the Consolidated Financial Statements.

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

Based upon estimates prepared by environmental consultants, at June 30, 2002 the Company estimates that related probable remediation costs will be approximately $11 million. The Company believes that these remaining remediation costs have been adequately reserved for on the balance sheet and are included in other liabilities. The Company has settled or exhausted its remedies against all of its insurance companies and any third parties, and expects no additional recoveries. No amounts have been recorded in the accompanying Consolidated Balance Sheets relating to any potential recoveries. It is possible that environmental liabilities may arise in the future. The precise costs associated with such liabilities are difficult to predict at this time.

Miscellaneous

The Company is involved in various other lawsuits arising out of the conduct of its business. The Company believes that the outcome of any such pending claims or proceedings will not have a material adverse effect upon its business or financial condition. The Company maintains various insurance policies regarding many of such matters, including general liability and property damage insurance, as well as product liability, workers' compensation and other policies, which it believes provide adequate coverage for its operations. See Note 14 to the Consolidated Financial Statements.

Item 4. Submission of Matters to a Vote of Security Holders

        On April 24, 2002, OYL, the Company's sole shareholder, elected the following persons as members of the Board of Directors of the Company to serve until the next annual meeting of the stockholder: Quek Leng Chan, Ho Nyuk Choy, Kwek Leng San and Liu Wan Min.

Part II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

        The Company's common stock is owned by a single shareholder, OYL. There is no public trading market for the Company's common stock.

Item 6. Selected Financial Data

        The following table sets forth selected consolidated historical financial data of the Company for the fiscal years ended June 30, 2002, 2001, 2000, 1999, and 1998. The Company's fiscal year ends on the Saturday closest to June 30. For clarity of presentation in the consolidated financial statements, all fiscal years are shown to begin on July 1 and end on June 30.

The table should be read in conjunction with Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and the related Notes thereto.

Selected Financial Data
(Dollars in thousands)

	Years Ended June 30,
	2002	2001	2000	1999	1998
	(dollars in thousands)
INCOME STATEMENT DATA:
Net sales	$805,732	$870,854	$867,704	$924,028	$965,749
Cost of sales	596,249	638,825	641,346	691,222	709,639

Gross profit	209,483	232,029	226,358	232,806	256,110
Operating expenses	179,266	189,442	196,662	216,669	224,833
Restructuring charges	450	7,237	3,493	5,170	7,578

Income from operations	29,767	35,350	26,203	10,967	23,699
Interest expense, net	14,521	19,372	21,627	23,975	25,131
Other (income) expense, net	(3,572)	(4,542)	1,566	(5,324)	(6,454)

Income (loss) before income taxes	18,818	20,520	3,010	(7,684)	5,022
Income taxes	6,944	8,540	2,647	(1,444)	3,791
Minority interest earnings	66	238	261	286	215

Net income (loss)	$11,808	$11,742	$102	$(6,526)	$1,016

BALANCE SHEET DATA (end of period):
Working capital	$(25,118)[1]	$56,056	$61,144	$42,034	$59,119
Total assets	613,336	654,014	685,400	755,195	795,933
Total debt	156,436	201,487	218,854	266,419	265,876
Stockholder's equity	198,894	187,241	183,508	186,428	196,661
OTHER DATA:
EBITDA(a)	$61,615	$69,164	$54,733	$45,104	$56,884
EBITDA margin(a)	7.6%	7.9%	6.3%	4.8%	5.9%
Depreciation and amortization	$28,342	$29,510	$30,356	$29,099	$26,946
Capital expenditures	9,739	16,006	7,881	19,514	23,922
Net cash provided by (used in)
Operating activities	40,648	28,957	47,643	18,362	27,456
Investing activities	5,213	(9,892)	5,115	(19,514)	(6,789)
Financing activities	(47,073)	(15,043)	(48,981)	544	(21,948)
1
See Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations".

FOOTNOTES TO TABLE OF SELECTED FINANCIAL DATA

EBITDA represents income (loss) before interest, income taxes, and depreciation and amortization. This statistic and its results as a percentage of revenue may not be comparable to similarly titled measures reported by other companies. EBITDA is not a measurement of financial performance under Generally Accepted Accounting Principles in the United States of America ("US GAAP") and is not presented as a substitute for net income or cash flow from operating, investing or financing activities determined in accordance with US GAAP. The Company has included information concerning EBITDA as it is relevant for debt covenant analysis and because certain investors use it as a measure of the Company's ability to service its debt.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

The discussion and analysis of the Company's financial condition and results of operations are based upon the Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the Consolidated Financial Statements requires management to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Actual results could differ from these estimates under different assumptions or conditions. Note 2 to the Consolidated Financial Statements describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. The Company believes the following critical accounting policies affect its more significant judgments and estimates in the preparation of its Consolidated Financial Statements.

Revenue Recognition

The Company recognizes revenue when it is realized or realizable and earned. Revenues are generally recognized as products are shipped and title passes to the customer or services are rendered. Revenues and costs associated with long-term contracts are recognized on the percentage-of-completion method. Provisions are recorded for losses on contracts whenever it is estimated that costs will exceed contract value. A significant change to any of these estimates could have a material effect on the Company's financial position and results of operations.

Inventory Valuation

Inventories are valued at the lower of cost or market. The Company maintains reserves to write down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual demand or market conditions in the future are less favorable than those projected by management, additional inventory write-downs may be required.

Product Warranties

The Company offers certain warranties with the sales of its products. Warranties are recorded as a liability on the balance sheet as charges to current expense for estimated normal warranty costs and, if applicable, for specific performance issues known to exist on products sold. The expenses estimated to be incurred are provided at the time of sale, based primarily upon estimates derived from experience.. To the extent the Company experiences a change in warranty claim activity or costs associated with servicing those claims, the product warranty liability will change resulting in a change in the results of operations in the period in which the change in estimate occurs.

Results of Operations

The following should be read in conjunction with Item 6—"Selected Financial Data" and the Consolidated Financial Statements and the Notes thereto.

2002 Compared to 2001

Consolidated net sales were $805.7 million for the fiscal year ended June 30, 2002 compared to $870.9 million for the prior year, a decrease of $65.2 million. In September 2001, the Company sold its Singapore subsidiary, which had sales of $3.6 million and $20.6 million in fiscal 2002 and 2001, respectively. In January 2002, the Company sold its Korean joint venture, which had sales of $5.9 million and $10.2 million in fiscal 2002 and 2001, respectively. Additionally, the Company estimates that sales have increased by approximately $0.9 million for fiscal 2002 due to the impact of favorable currency trends in translating European sales. Excluding the net sales attributable to the operations in Singapore and Korea for the applicable periods of fiscal 2001 and currency impact, net sales for fiscal 2002 decreased $44.3 million or 5.2%, as compared to the prior year. Income from operations was $29.8 million or 3.7% of net sales compared to $35.4 million or 4.1% for fiscal 2002 and 2001, respectively. Gross margin decreased year over year from 26.6% of net sales to 26.0% primarily due to lower volumes, competitive pricing pressures and sales mix. Selling, general and administrative expenses as a percent of net sales increased from 20.4% for fiscal 2001 to 20.9% for fiscal 2002 as a result of an increase in freight costs, marketing efforts and investments in research and development, partially offset by lower commissions, improved warranty experience and continued focus on cost control.

Commercial Air Conditioning and Refrigeration

Net sales for the Commercial Air Conditioning and Refrigeration segment were $487.5 million in fiscal 2002 compared to $535.0 million in fiscal 2001, a decrease of $47.5 million. The Company estimates that sales have increased approximately $1.3 million for fiscal 2002 due to the impact of favorable currency trends in translating European sales. Excluding the currency impact, sales decreased $48.8 million or 9.1% primarily due to decreased sales in North America.

North America fiscal 2002 net sales decreased approximately 10.0%. This decrease was primarily attributable to the general economic slowdown affecting all equipment product lines, while parts and service revenues improved slightly. International net sales in fiscal 2002 decreased 6.0%, excluding the impact of the favorable currency trends on translating European sales activity. The decrease is primarily the result of the restructuring efforts undertaken at the Company's United Kingdom operations in fiscal 2001, partially offset by increased volumes in its other European operations.

Backlog for the Commercial Air Conditioning and Refrigeration segment was $98 million and $111 million at June 30, 2002 and 2001, respectively. The decrease in backlog was primarily attributable to general market softness impacting equipment product lines, particularly in North America.

Gross margin as a percent of sales increased from 25.9% in fiscal 2001 to 26.4% in fiscal 2002. The increase in gross margin percentage was primarily due to the closure of the Company's Scottsboro, Alabama plant and successful consolidation of its applied air handling manufacturing operations in Minnesota, and the benefits of the restructuring actions taken in its United Kingdom operations, partially offset by competitive pricing pressures in all equipment product lines. Selling, general and administrative expenses excluding amortization and restructuring increased from 20.2% of net sales in fiscal 2001 to 21.3% in fiscal 2002 primarily due to an increase in freight costs, marketing efforts and investments in research and development, partially offset by lower commissions, improved warranty experience and continued focus on cost control. Operating income excluding amortization and restructuring was $24.9 million, or 5.1% of net sales, in fiscal 2002 as compared to $30.2 million, or 5.6% of net sales, in fiscal 2001.

Filtration Products

Net sales for the Filtration Products segment were $321.7 million in fiscal 2002, a decrease of $18.9 million from $340.6 million in fiscal 2001. This decrease is primarily attributable to the sale of the Company's Singapore subsidiary in September 2001 and Korean joint venture in January 2002. Additionally, the Company estimates that sales have decreased approximately $0.4 million for fiscal 2002 due to the impact of unfavorable currency trends in translating European sales. Excluding these three items, net sales increased $3.2 million or 1.0%.

Domestic operations net sales decreased 7.5% in fiscal 2002 compared to fiscal 2001. The decline was primarily attributable to the market slowdown in the construction of cleanroom capacity, partially offset by an increase in MFAS market activity. Excluding the currency impact and sale of the Company's Singapore subsidiary and Korean joint venture, international sales volume increased 10.0% from fiscal 2001. The increase is primarily attributable to strong MFAS activity in Europe driven by the gas turbine market, partially offset by a decrease in APCS projects in Latin America.

Gross margins as a percentage of net sales decreased to 25.5% from 27.5% for fiscal years 2002 and 2001, respectively. The decrease in gross margin percentage was primarily the result of sales mix between MFAS and replacement filter sales and continued competitive pricing pressures in the North American replacement filter business. Selling, general and administrative expenses excluding amortization and restructuring as a percentage of net sales increased from 19.8% in fiscal 2001 to 20.3% in fiscal 2002 primarily due to an increase in research and development efforts and higher warranty costs, partially offset by lower commissions and continued focus on cost control. Operating income excluding amortization and restructuring was $16.7 million, or 5.2% of net sales, in fiscal year 2002, as compared to $26.3 million, or 7.7% of net sales, for fiscal year 2001.

Non-operating Expenses

Interest expense was $14.5 million for fiscal 2002 compared to $19.4 million for fiscal 2001. The decrease in interest expense is primarily due to reduced borrowing levels and a decrease in interest rates. During fiscal 2002 and 2001, the Company had net other income of $3.6 million and $4.5 million, respectively. As more fully discussed in Note 18 to the Consolidated Financial Statements, other income in fiscal 2002 is primarily attributable to the reversal of an INPS litigation accrual of approximately $2.6 million and the reduction of the Company's environmental reserve of approximately $2.3 million based on estimates provided by its environmental consultants. Additionally, the Company sold its Singapore subsidiary and Korean joint venture, recording a loss of approximately $0.5 million and realizing accumulated foreign currency translation adjustment losses of approximately $0.6 million. During fiscal 2001, other income of approximately $4.5 million primarily represented the gain associated with the sale of the Company's property in Dartford, United Kingdom. The remaining components of other income primarily result from foreign currency and equity affiliate transactions.

The provision for income taxes was $6.9 million and the effective tax rate was 36.9% for fiscal 2002 compared to an income tax provision of $8.5 million and an effective tax rate of 41.6% for fiscal 2001. The effective tax rate differs from the statutory rate primarily due to the effect of nondeductible goodwill amortization and foreign losses not benefited.

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

As more fully described in Note 16 to the Consolidated Financial Statements, the Company sold its Singapore subsidiary for approximately $13.1 million in September 2001. As more fully described in Note 18 to the Consolidated Financial Statements, the Company sold its 54% ownership interest in its Korean joint venture for approximately $1.6 million in January 2002. During fiscal year 2000, the Company sold its commercial air conditioning and refrigeration business in France for $13.0 million.

The Company also seeks to identify opportunities to improve its cost structure on an on-going basis. These opportunities may involve the elimination of certain positions or the closure of manufacturing facilities. As more fully described in Note 9 to the Consolidated Financial Statements, the Company recognized restructuring charges of $0.5, $7.2, and $3.5 million during fiscal years 2002, 2001, and 2000, respectively. These restructuring charges relate to actions that have been implemented in both the Commercial Air Conditioning and Refrigeration and Filtration Products segments. The Company continues to identify and evaluate other opportunities to improve its cost structure and may recognize additional restructuring charges in the future.

Liquidity and Capital Resources

Cash generated from operating activities and supplemented when necessary by short-term credit facilities provides the Company's liquidity needs. For the year ended June 30, 2002, net cash provided by operating activities was $40.6 million as compared to a generation of $29.0 million for the year ended June 30, 2001. For the fiscal year ended June 30, 2002, net cash provided by investing activities of $5.2 million included $9.7 million in capital expenditures offset by cash proceeds of $14.9 million from the sale of businesses in Singapore and Korea, as further explained below.

A portion of the Company's financing needs is provided by a Bank Credit Agreement which includes a Revolving Credit Facility of $90 million and a Term Loan with a balance of $12.9 million as of June 30, 2002. At June 30, 2002, the Company had borrowed $31.8 million under the Revolving Credit Facility, $8.9 million in letters of credit were issued and outstanding, and the Company had remaining borrowing availability of $49.3 million. The Bank Credit Agreement expires in February 2003.

As of June 30, 2002, the outstanding principal amount of the Company's Senior Unsecured Notes due February 15, 2003 ("Senior Notes") was $93.8 million.

As of the filing date of this annual report, the Company is in the process of finalizing the terms of and completing the documentation related to a new bank credit agreement ("the Refinancing"). The proceeds of the Refinancing will be sufficient to replace its existing Bank Credit Agreement and repay its Senior Notes, both of which mature in February 2003. The Company is confident it will consummate the anticipated Refinancing prior to the maturity of the existing Bank Credit Agreement and Senior Notes. After consummation of the Refinancing and retirement of the Senior Notes, the Company will remain leveraged to a certain extent and its debt service obligations will continue to be substantial. If the Refinancing is not completed as anticipated, or if the Company's sources of funds otherwise were to fail to satisfy the Company's requirements, the Company would need to refinance its existing debt or obtain additional financing. There is no assurance that any such new financing alternatives would be available and, in any case, such new financing (if available) could be expected to be more costly and restrictive than the debt agreements currently in place.

Total net payments on short-term and long-term debt for the year ended June 30, 2002 were $47.1 million which is a result of $8.3 million in payments on long-term debt, $15.0 million in repurchases of Senior Notes, net payments under short-term arrangements of $26.2 million and $2.4 million in proceeds from the issuance of new long-term debt. Total debt of the Company has been reduced from $201.5 million at June 30, 2001 to $156.4 million at June 30, 2002.

In September 2001, the Company sold its Singapore subsidiary for approximately $13.1 million. In January 2002, the Company sold its 54% ownership interest in its Korean joint venture for approximately $1.6 million. In October 2000, cash proceeds from the sale of property in the United Kingdom of $6.9 million was used to reduce short-term borrowings. In October 1999, the Company sold its commercial air conditioning and refrigeration business in France for $13.0 million with the proceeds being used to reduce debt.

Planned capital expenditures are approximately $13 and $14 million for each of fiscal 2003 and 2004, respectively.

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

Management believes, based upon current levels of operations and forecasted earnings, that cash flows from operations, together with borrowings under the Bank Credit Agreement and the Refinancing (see Note 7 to the Consolidated Financial Statements) and other short-term credit facilities, will be adequate to make payments of principal and interest on debt, to permit anticipated capital expenditures and to fund working capital requirements and other cash needs.

New Accounting Standards

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

The Company will adopt SFAS 142 in the first quarter of fiscal 2003. Application of the nonamortization provisions of Statement 142 is expected to result in a decrease in amortization expense of $6.3 million ($5.1 million, net of taxes) in fiscal 2003. The Company does not anticipate a change in the useful lives of its finite lived intangible assets, and the Company will reclassify an assembled workforce intangible asset with an unamortized balance of approximately $3.1 million to goodwill at the date of adoption. During the first half of fiscal 2003, the Company will perform the first of the required impairment tests of goodwill and indefinite-lived intangible assets and determine what effect, if any, the results of these tests will have on the results of operations and financial position of the Company. Based upon a preliminary evaluation, however, the Company believes that no impairment will result.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, Accounting for Asset Retirement Obligations, which is effective for fiscal years beginning after June 15, 2002. SFAS 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Adoption of SFAS No. 143 is not expected to materially impact the Company's consolidated financial statements.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for the Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 also amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of this statement are effective for fiscal years beginning after December 15, 2001. Adoption of SFAS No. 144 is not expected to materially impact the Company's consolidated financial statements.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, which is effective for fiscal years beginning after May 15, 2002. SFAS 145 addresses the financial accounting and reporting for a number of areas, including gains and losses derived from the extinguishment of debt and the treatment of sale-leaseback transactions. Adoption of SFAS No. 145 is not expected to materially impact the Company's consolidated financial statements.

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS No. 146 supercedes Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption permitted. Adoption of SFAS No. 146 is not expected to materially impact the Company's consolidated financial statements.

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

Forward-Looking Statements

When used in this report the words "believes," "anticipates," "estimates," "plans" and "expects" and similar expressions are intended to identify forward-looking statements. These forward-looking statements are intended to provide management's current expectations or plans for the future operating and financial performance of the Company, based on assumptions currently believed to be valid. A variety of factors could cause actual results to differ materially from those anticipated in the Company's forward-looking statements, some of which include risk factors previously discussed in this and other SEC reports filed by the Company. These risk factors include, but are not limited to, economic conditions in the United States, changes in world financial markets, environmental laws and regulations, risks associated with currency fluctuations, the ability to refinance its existing debt, a weakening in Asian markets, unforeseen competitive pressures, warranty expenses, market acceptance of new products, unseasonably cool spring or summer weather, unforeseen difficulties in maintaining mutually beneficial relationships with strategic partnerships and alliances, and the results of restructuring activities. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date on which those statements are made. The Company undertakes no obligation to update any forward-looking statements to reflect unanticipated events or circumstances occurring after that date.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

        The Company's earnings are affected by fluctuations in the value of the U.S. dollar, as compared to foreign currencies, as a result of transactions in foreign markets. At June 30, 2002, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company's transactions are denominated would result in a decrease in operating income of approximately $0.4 million for the year ending June 30, 2002. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales, changes in exchange rates also affect the volume of sales or the foreign currency sales price as competitors' services become more or less attractive. The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

Total short-term and long-term debt outstanding at June 30, 2002 was $156.4 million, consisting of $51.8 million in variable rate borrowing and $104.6 million in fixed rate borrowing. At this level of variable rate borrowing, a hypothetical 10% increase in interest rates would decrease pre-tax current year earnings by approximately $0.2 million for the year ended June 30, 2002. At June 30, 2002, the fair value of the Company's fixed rate debt outstanding was estimated at $104.6 million using quoted market price. A hypothetical 10% change in interest rates would not result in a material change in the fair value of the Company's fixed rate debt. The Company may, at times, seek to limit the impacts of interest rate fluctuations on its debt through the use of interest rate derivative instruments. See Note 8 to the Consolidated Financial Statements for further information.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholder
AAF-McQuay Inc.:

We have audited the accompanying consolidated balance sheet of AAF-McQuay Inc. and subsidiaries as of June 30, 2002, and the related consolidated statements of income, cash flows, stockholder's equity and comprehensive income for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 14(a) as of and for the year ended June 30, 2002. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AAF-McQuay Inc. and subsidiaries as of June 30, 2002, and the results of their operations and their cash flows for the year ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Louisville, Kentucky
August 5, 2002

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholder
AAF-McQuay Inc.

We have audited the accompanying consolidated balance sheet of AAF-McQuay Inc. and subsidiaries as of June 30, 2001, and the related consolidated statements of income, cash flows, stockholder's equity and comprehensive income for each of the two years in the period ended June 30, 2001. Our audits also included the information for each of the two years in the period ended June 30, 2001 included in the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AAF-McQuay Inc. and subsidiaries at June 30, 2001, and the consolidated results of their operations and their cash flows for each of the two years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the information for each of the two years in the period ended June 30, 2001 included in the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

Louisville, Kentucky
August 10, 2001

AAF-McQUAY INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	June 30,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$11,821	$14,254
Accounts receivable	188,939	191,942
Inventories	94,946	101,802
Other current assets	7,379	8,370

Total current assets	303,085	316,368
Property, plant and equipment, net	110,475	118,744
Cost in excess of net assets acquired and other identifiable intangibles, net	184,165	201,731
Other assets and deferred charges	15,611	17,171

Total assets	$613,336	$654,014

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Short-term borrowings	$38,935	$63,938
Current maturities of long-term debt	107,561	6,120
Accounts payable, trade	100,383	100,585
Accrued warranty	19,918	19,567
Accrued employee compensation	26,871	27,155
Other accrued liabilities	34,535	42,947

Total current liabilities	328,203	260,312
Long-term debt	9,940	131,429
Deferred income taxes	21,057	26,029
Other liabilities	55,242	49,003

Total liabilities	414,442	466,773
Stockholder's equity:
Preferred stock ($1 par value; 1,000 shares authorized, none issued)	—	—
Common stock ($100 par value; 8,000 shares authorized, 2,497 shares issued and outstanding)	250	250
Additional paid-in capital	179,915	179,915
Retained earnings	41,414	29,606
Accumulated other comprehensive income (loss)	(22,685)	(22,530)

Total stockholder's equity	198,894	187,241

Total liabilities and stockholder's equity	$613,336	$654,014

See Notes to Consolidated Financial Statements.

AAF-McQUAY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands)

	Years Ended June 30,
	2002	2001	2000
Net sales	$805,732	$870,854	$867,704
Cost of sales	596,249	638,825	641,346

Gross profit	209,483	232,029	226,358
Operating expenses:
Selling, general and administrative	168,440	177,245	185,512
Amortization of intangible assets	10,826	12,197	11,150
Restructuring charges	450	7,237	3,493

	179,716	196,679	200,155

Income from operations	29,767	35,350	26,203
Interest expense, net	14,521	19,372	21,627
Other (income) expense, net	(3,572)	(4,542)	1,566

Income before income taxes	18,818	20,520	3,010
Income taxes	6,944	8,540	2,647
Minority interest in earnings	66	238	261

Net income	$11,808	$11,742	$102

See Notes to Consolidated Financial Statements.

AAF-McQUAY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Years Ended June 30,
	2002	2001	2000
Cash flows from operating activities:
Net income	$11,808	$11,742	$102
Adjustments to reconcile to cash from operating activities:
Depreciation and amortization	28,342	29,510	30,356
Gain (loss) on the sale of business/property	475	(4,538)	1,331
Deferred income taxes	(4,972)	(8,882)	943
Other non-cash items, net	(3,942)	298	94
Changes in operating assets and liabilities:
Accounts receivable	9,907	7,278	6,823
Inventories	8,359	(334)	9,225
Accounts payable and other accrued liabilities	(13,408)	(3,124)	(2,477)
Other assets/liabilities, net	4,079	(2,993)	1,246

Net cash flows from operating activities	40,648	28,957	47,643
Cash flows from investing activities:
Capital expenditures	(9,739)	(16,006)	(7,881)
Acquisition of additional interest in joint venture, net of cash	—	(807)	—
Proceeds from the sale of business/property	14,952	6,921	12,996

Net cash flows from investing activities	5,213	(9,892)	5,115
Cash flows from financing activities:
Net borrowings (repayments) under short-term borrowing arrangements	(26,160)	7,765	(29,743)
Payments on long-term debt	(8,316)	(8,036)	(47,851)
Proceeds from issuance of long-term debt	2,393	738	30,000
Repurchase of senior notes	(14,990)	(15,510)	—
Payment of debt issuance costs	—	—	(1,387)

Net cash flows from financing activities	(47,073)	(15,043)	(48,981)
Effect of exchange rate changes on cash	(1,221)	(1,290)	(1,423)

Net increase (decrease) in cash and cash equivalents	(2,433)	2,732	2,354
Cash and cash equivalents at beginning of year	14,254	11,522	9,168

Cash and cash equivalents at end of year	$11,821	$14,254	$11,522

See Notes to Consolidated Financial Statements.

AAF-McQUAY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
(Dollars in thousands)

				Accumulated Other Comprehensive Income (Loss)
	Common Stock	Additional Paid-in Capital	Retained Earnings	Foreign Currency Translation Adjustments	Minimum Pension Liability Adjustments	Total
Balance, June 30, 1999	$250	$179,915	$17,762	$(11,499)	—	$186,428
Net income	—	—	102	—	—	102
Currency translation adjustment	—	—	—	(3,022)	—	(3,022)

Balance, June 30, 2000	250	179,915	17,864	(14,521)	—	183,508
Net income	—	—	11,742	—	—	11,742
Currency translation adjustment	—	—	—	(4,844)	—	(4,844)
Minimum pension liability adjustment, net of tax of $2,110	—	—	—	—	$(3,165)	(3,165)

Balance, June 30, 2001	250	179,915	29,606	(19,365)	(3,165)	187,241
Net income	—	—	11,808	—	—	11,808
Currency translation adjustment	—	—	—	7,709	—	7,709
Minimum pension liability adjustment, net of tax of $5,243	—	—	—	—	(7,864)	(7,864)

Balance, June 30, 2002	$250	$179,915	$41,414	$(11,656)	$(11,029)	$198,894

See Notes to Consolidated Financial Statements.

AAF-McQUAY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Years Ended June 30,
	2002	2001	2000
Net income	$11,808	$11,742	$102
Other comprehensive income (loss):
Foreign currency translation adjustments	8,567	(4,844)	(3,851)
Write off of accumulated foreign currency translation adjustments due to sale of business	(858)	—	829
Minimum pension liability adjustment, net of tax	(7,864)	(3,165)	—

Comprehensive income (loss)	$11,653	$3,733	$(2,920)

See Notes to Consolidated Financial Statements.

AAF-McQUAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization

The accompanying financial statements include the accounts of AAF-McQuay Inc. ("the Company"), a wholly owned subsidiary of AAF-McQuay Group Inc., and its subsidiaries. AAF-McQuay Group Inc. is a wholly owned subsidiary of O.Y.L. Industries Berhad ("OYL").

The Company is a worldwide manufacturer and marketer of commercial air conditioning and refrigeration and air filtration products and systems primarily for commercial, institutional and industrial customers. The Company maintains production facilities in nine countries and its products are sold in over 80 countries.

2.    Summary of Significant Accounting Policies

  Basis of Presentation

The consolidated financial statements include the accounts of the Company and all of its subsidiaries. All intercompany transactions and balances have been eliminated. The accompanying consolidated financial statements reflect the financial results of the Company for the fiscal years ended June 30, 2002, 2001 and 2000. The Company's fiscal year end is the Saturday closest to June 30 and, for clarity of presentation in the consolidated financial statements, fiscal years are shown to begin on July 1 and end on June 30.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates and assumptions.

  Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand deposits and short-term cash investments which are highly liquid in nature and have original maturities of three months or less.

  Inventories

Inventories are valued at the lower of cost or market at June 30, 2002 and 2001. The Company maintains reserves to write down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. Cost is determined by the last-in, first-out (LIFO) method for U.S. inventories (64% in 2002 and 65% in 2001), and the first-in, first-out (FIFO) method for the Company's foreign subsidiaries (36% in 2002 and 35% in 2001). Inventories on the accompanying Consolidated Balance Sheets are reflected net of related inventory reserves of $11.7 and $11.9 million as of June 30, 2002 and 2001, respectively.

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

  Goodwill and Other Intangible Assets

The excess of cost over fair values of net assets acquired is being amortized on a straight-line basis over forty years. Other identifiable intangibles acquired include trademarks and tradenames, technical drawings, technology; and assembled work force, which are being amortized on a straight-line basis over forty, fifteen and ten years, respectively.

On a periodic basis, the Company evaluates the carrying value of its intangible assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, to determine if the facts and circumstances suggest that intangible assets may be impaired. If this review indicates that intangible assets may not be recoverable, as determined based on the undiscounted cash flow of the entity acquired over the remaining amortization period, the Company's carrying value of intangible assets is reduced to the then estimated fair value of such assets.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

The Company will adopt SFAS 142 in the first quarter of fiscal 2003. Application of the nonamortization provisions of Statement 142 is expected to result in a decrease in amortization expense of $6.3 million ($5.1 million, net of taxes) in fiscal 2003. The Company does not anticipate a change in the useful lives of its finite lived intangible assets, and the Company will reclassify an assembled workforce intangible asset with an unamortized balance of approximately $3.1 million to goodwill at the date of adoption. During the first half of fiscal 2003, the Company will perform the first of the required impairment tests of goodwill and indefinite-lived intangible assets and determine what effect, if any, the results of these tests will have on the results of operations and financial position of the Company. Based upon a preliminary evaluation, however, the Company believes that no impairment will result.

  Debt Issuance Costs

The costs related to the issuance of debt are capitalized and amortized on a straight-line basis to interest expense over the terms of the related debt, which approximates the effective interest method.

  Derivative Financial Instruments

The Company uses derivative financial instruments primarily for the management of its interest rate and foreign currency exposures. Derivative instruments are viewed as risk management tools by the Company and are not used for trading or speculative purposes.

The Company manages its interest rate risk by entering into both fixed and variable rate debt at the lowest possible costs. In addition, the Company enters into interest rate swap agreements in order to achieve a cost effective mix of fixed and variable rate indebtedness. Under these agreements, the Company agrees to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated from an agreed upon referenced notional amount. The differential between interest rate payments due and amounts receivable under the interest rate swap agreements is recognized as yield adjustments to interest expense over the term of the related debt.

The Company manages its foreign currency risk by hedging its foreign currency exposures with foreign currency derivative instruments (forward contracts). Foreign currency derivative instruments are matched to the underlying foreign currency exposures and are executed to minimize foreign exchange transaction costs. Gains and losses on foreign exchange forward contracts are recognized in income and offset the foreign exchange gains and losses on the underlying foreign currency transactions.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and for Hedging Activities, which was amended by Statement Nos. 137 and 138, in June 1999 and June 2000, respectively. The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that do not receive hedge accounting treatment are adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or are recognized in other comprehensive income until the hedged item is recognized in earnings. The Company adopted Statement No. 133, as amended, on July 1, 2000 resulting in no cumulative effect of an accounting change being recognized in the consolidated statements of income or comprehensive income.

  Environmental

Environmental investigatory, remediation, operating and maintenance costs are accrued when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely cost to be incurred is accrued based on an evaluation of currently available facts with respect to each individual site, including existing technology, current laws and regulations and prior remediation experience. Information related to environmental matters is presented in Note 14 to the consolidated financial statements.

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

Transaction gains and losses that arise from exchange rate changes on transactions denominated in a currency other than the local currency are included currently in other (income) expense in the results of the Company's operations. The Company recognized net foreign currency transaction losses of $521,000, $1,101,000 and $25,000, for the fiscal years ended June 30, 2002, 2001 and 2000, respectively.

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

  Product Warranties

Warranties are recorded as a liability on the balance sheet as charges to current expense for estimated normal warranty costs and, if applicable, for specific performance issues known to exist on products sold. The expenses estimated to be incurred are provided at the time of sale, based primarily upon estimates derived from experience. Warranty costs on some purchased parts and components are partially reimbursed to the Company by supplying vendors. Estimated obligations beyond one year are classified as other long-term liabilities. Revenue from the sale of extended warranty and related service contracts is deferred and amortized over the respective contract life on a straight-line basis.

  Research and Development Costs

Research and development costs were approximately $10.2, $9.0 and $8.7 million, for the fiscal years ended June 30, 2002, 2001 and 2000, respectively, and are included in selling, general and administrative expenses in the accompanying Consolidated Statements of Income.

  Advertising Expense

The cost of advertising is expensed as incurred. The Company incurred $4.2, $4.3 and $3.6 million of advertising costs in 2002, 2001 and 2000, respectively.

  Post-Retirement Benefits

Post-retirement and post-employment benefits are provided to certain employees and former employees of the Company. These benefits include life insurance and health care. Benefits are accrued over the employees' service periods or at the date of the event triggering the benefit.

  Stock-Based Compensation

The Company applies Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock-based compensation plans. Information related to stock-based compensation awards is presented in Note 12 to the consolidated financial statements along with the disclosures required under SFAS No. 123, Accounting for Stock-Based Compensation.

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

  Comprehensive Income

Net income, foreign currency translation adjustments and minimum pension liability adjustments, net of tax, are included in other comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income.

  Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, Accounting for Asset Retirement Obligations, which is effective for fiscal years beginning after June 15, 2002. SFAS 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Adoption of SFAS No. 143 is not expected to materially impact the Company's consolidated financial statements.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for the Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 also amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of this statement are effective for fiscal years beginning after December 15, 2001. Adoption of SFAS No. 144 is not expected to materially impact the Company's consolidated financial statements.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, which is effective for fiscal years beginning after May 15, 2002. SFAS 145 addresses the financial accounting and reporting for a number of areas, including gains and losses derived from the extinguishment of debt and the treatment of sale-leaseback transactions. Adoption of SFAS No. 145 is not expected to materially impact the Company's consolidated financial statements.

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS No. 146 supercedes Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption permitted. Adoption of SFAS No. 146 is not expected to materially impact the Company's consolidated financial statements.

3.    Accounts Receivable

Accounts receivable consist of the following (dollars in thousands):

	2002	2001
Accounts receivable, trade	$188,724	$189,500
Accounts receivable, other	6,432	8,653

	195,156	198,153
Less allowance for doubtful receivables	6,217	6,211

	$188,939	$191,942

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

4.    Inventories

Inventories consist of the following (dollars in thousands):

	2002	2001
FIFO cost:
Raw materials	$38,471	$42,706
Work-in-process	15,006	17,691
Finished goods	42,464	41,851

	95,941	102,248
LIFO adjustment	(995)	(446)

	$94,946	$101,802

5.    Property, Plant and Equipment

Property, plant and equipment consists of the following (dollars in thousands):

	2002	2001
Land	$7,573	$7,693
Buildings	60,383	59,794
Machinery and equipment	148,436	141,321

	216,392	208,808
Less accumulated depreciation and amortization	105,917	90,064

	$110,475	$118,744

At June 30, 2002, substantially all property, plant and equipment are encumbered by various debt obligations of the Company. Depreciation expense was $17.5, $17.3, and $19.2 million for fiscal 2002, 2001 and 2000, respectively. Pursuant to the close of the Scottsboro, Alabama air handling manufacturing facility (see Note 9), certain assets with a carrying amount of $3.3 million are held for sale. The assets, consisting principally of building and land, are expected to be sold by the end of fiscal 2003.

6.    Intangible Assets

Intangible assets consist of the following (dollars in thousands):

	2002	2001
Cost in excess of net assets acquired	$135,298	$143,867
Other intangibles:
Technology	14,138	14,021
Trademarks	58,873	58,874
Drawings	54,000	54,000
Workforce	16,771	17,046

Total other intangibles	143,782	143,941
Less accumulated amortization	94,915	86,077

	$184,165	$201,731

Amortization of intangible assets in the Consolidated Statement of Income for fiscal 2001 includes the write-off of intangibles and goodwill in the amount of $1.1 million related to the Company's German subsidiary. This write-off was based on an analysis of projected undiscounted cash flows, which were no longer deemed adequate to support the value of intangibles and goodwill associated with the business.

7.    Debt

In September 1999, the Company refinanced a previous bank agreement with a new Bank Credit Agreement. The Bank Credit Agreement expires in February 2003 and includes a term loan ("Term Loan") and a $90 million revolving credit commitment ("Revolver"). Use of the Revolver is subject to the Company's availability (as defined in the Bank Agreement) and is based on the Company's level of domestic receivables and inventories. Interest on advances is generally payable quarterly, at the Company's option on 1.) the higher of the domestic base rate (prime) or a rate based on the Federal Funds Rate plus a specified premium or 2.) the average rate at which Eurodollar deposits are offered to prime banks in the London interbank market ("LIBOR") plus a specified premium. The interest rate premiums are determined by an interest rate matrix, which is based on a certain financial ratio as described in the Bank Credit Agreement. As of June 30, 2002, the Company's interest rate premiums were LIBOR + 1.50% or prime + 0% for Revolver borrowings and LIBOR + 1.75% or prime + 0% for Term Loan borrowings. The interest rate premiums are subject to an increase depending on the applicable ratio. At June 30, 2002, the Company's borrowing rate under the Revolver was approximately 3.4%. The average effective interest rate under the Revolver for the fiscal year ended June 30, 2002 was approximately 4.6%. A commitment fee of 0.25% is required on the unused portion of the Revolver. At June 30, 2002, the Company had borrowed $31.8 million under the Revolving Credit Facility, $8.9 million in letters of credit were issued and outstanding, and the Company had remaining borrowing availability of $49.3 million.

At June 30, 2002, certain of the Company's foreign subsidiaries had available lines of credit with foreign banks of approximately $31 million which may be drawn as needed at an average interest rate of approximately 6%. Outstanding borrowings against international lines of credit amounted to approximately $7.2 and $10.5 million at June 30, 2002 and 2001, respectively. In addition, certain of the Company's foreign subsidiaries have non-borrowing bank facilities (letters of credit, guarantees, performance bonds, etc.) totaling $21.9 million as of June 30, 2002 and $21.3 million as of June 30, 2001 of which approximately $12.4 million was used at June 30, 2002 and June 30, 2001.

The weighted average effective interest rate on short-term borrowings was 3.9% and 5.8% at June 30, 2002 and 2001, respectively.

Long-term debt consists of the following (dollars in thousands):

	2002	2001
Senior Term Loans[1]	$12,875	$17,975
Senior Unsecured Notes due February 15, 2003, bearing interest at 8.875%[1]	93,834	108,834
Other issues	10,792	10,740

	117,501	137,549
Less: Current maturities[2]	(107,561)	(6,120)

	$9,940	$131,429

1
These mature in February 2003.
2
See Refinancing discussion below.

As of the filing date of this annual report, the Company is in the process of finalizing the terms and documentation related to a new bank credit agreement ("the Refinancing"). The purpose of the Refinancing will be to replace both its existing Bank Credit Agreement and Senior Notes, which mature in February 2003. Although the Company is confident in its ability to consummate the Refinancing, accounting principles generally accepted in the United States of America require the amounts contemplated in the Refinancing to be shown in current maturities of long-term debt until the Refinancing documents are executed, a portion of which would otherwise be shown in long-term debt.

The term loan portion of the Bank Credit Agreement is a direct obligation of the Company. This term loan is secured by substantially all the domestic assets of the Company and its domestic subsidiaries and a portion of the capital stock of certain foreign subsidiaries. Interest is generally payable quarterly. As of June 30, 2002, the repayment schedule calls for 7 monthly payments of $425,000 with a final payment of $9.9 million due at maturity (February 1, 2003).

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

The term loan portion of the Bank Credit Agreement contains provisions requiring accelerated payments as a result of asset sales above a prescribed minimum. Accelerated payments of $3.5 million were required during the fiscal year ended June 30, 2000. No accelerated payments were required for the years ended June 30, 2002 or 2001.

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

During the year ended June 30, 2002, the Company repurchased bond principal amounts totaling $15.0 million of its Senior Notes at a small discount. In total, $31.2 million of Senior Notes have been repurchased as of June 30, 2002. The Company plans to hold these repurchased notes until their maturity in February 2003.

Included in other issues of long-term debt are various term loans incurred by certain foreign subsidiaries, as well as obligations under Industrial Revenue Bonds and mortgage notes. The foreign term loans are secured by certain assets of the issuing foreign subsidiary and contain various repayment terms.

The Company paid cash interest of $14.0, $18.3 and $20.7 million for the fiscal years ended June 30, 2002, 2001 and 2000, respectively.

Maturities of long-term debt during each of the next five fiscal years subsequent to June 30, 2002 are as follows (dollars in millions): 2003-$107.6; 2004-$1.2; 2005-$1.1; 2006-$1.2; 2007-$.8; Thereafter-$5.6.

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

Interest rate risk management:    The Company may, at times, seek to limit the impacts of changing interest rates on its interest expense through the use of interest rate derivative instruments. In January 2000, the Company entered into an interest rate swap transaction whereby the Company receives a fixed rate and pays a floating rate on the basis of 3-month LIBOR. The January 2000 swap has a three-year term and a notional amount of $30 million and effectively converts a portion of the Company's fixed rate borrowings to a floating rate. In November 2001, the Company terminated its $30 million floor, which required the Company to make payments if 3-month LIBOR falls below a certain level. The transaction cost of this termination was paid by accepting a lower swap rate on the January 2000 swap and by changing the floating rate basis from 3-month to 6-month LIBOR. In January 2002, the Company increased the swap notional amount from $30 million to $60 million. The measurement dates and maturity dates of the swap match interest payment dates and maturity date of the Senior Notes. These positions are not accounted for as hedges. The Company records the swap in its balance sheet at fair market value. At June 30, 2002 and 2001, the fair market value of the interest rate swap was an asset of $0.5 and $1.4 million, respectively. The net result of these positions recognized for the years ended June 30, 2002 and 2001 was income of $0.7 and $0.3 million, respectively.

Foreign currency management:    The Company enters into short-term foreign exchange contracts to hedge its exposure to currency fluctuations affecting certain foreign currency denominated trade payables and certain intercompany debt of its foreign subsidiaries. The notional amount of foreign exchange forward contracts outstanding at June 30, 2002 and 2001 was approximately $28.4 and $28.9 million, respectively. The U.S. dollar equivalent notional amount of these foreign exchange forward contracts by applicable foreign currency at June 30, 2002 and 2001 was as follows: Canadian dollars- $4.2 and $4.5 million; Euro-related currencies- $6.3 and $6.8 million; British pounds- $15.9 and $12.4 million; Mexican peso- $2.0 and $5.0 million; and various other currencies- $0 and $0.2 million.

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

The carrying amount of the Company's long-term debt at June 30, 2002 of $117.5 million approximates fair value. The fair values of the Company's foreign exchange forward contracts are based on current settlement values and fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counter parties' credit standing. At June 30, 2002 and 2001, the net carrying amount of these contracts approximates their fair value.

9.    Restructuring

During the second quarter of fiscal 2002, the Company approved and commenced restructuring efforts in the Filtration Products segment. Restructuring costs of $0.5 million were recorded, primarily representing severance accruals related to the elimination of approximately 30 employees in its Latin American and European filtration products manufacturing units. These restructuring actions were completed in the third quarter of fiscal 2002.

The Company initiated several restructuring plans during fiscal 2001 in both the Commercial Air Conditioning and Refrigeration and Filtration Products segments. Restructuring costs of approximately $7.2 million were recorded. During the first quarter of fiscal 2001, the Company announced its intention to close its air handling manufacturing facility in Scottsboro, Alabama. Related to this closure, the Company recorded restructuring costs of approximately $2.2 million, primarily related to severance accruals for the elimination of approximately 330 employees. Additionally during fiscal 2001, the Commercial Air Conditioning and Refrigeration segment continued restructuring efforts in its United Kingdom operations recording restructuring costs of approximately $4.4 million. This amount primarily represents severance accruals related to the elimination of approximately 180 employees in its industrial refrigeration headquarters and air handling, plate freezer and compressor manufacturing units. The remaining restructuring costs of approximately $0.6 million primarily relate to severance costs for the Filtration Products segment and the elimination of approximately 15 positions in Germany. At June 30, 2002, the Company has substantially completed all these restructuring plans.

During fiscal year 2000, restructuring costs of $3.5 million were recorded. The Commercial Air Conditioning and Refrigeration business segment continued the restructuring of the United Kingdom operations in the third and fourth quarters of fiscal 2000, recording approximately $2.7 million primarily representing severance accruals. Additionally, the Filtration Products business segment restructured the United Kingdom operations in the fourth quarter of fiscal 2000 resulting in a restructuring charge of approximately $0.8 million for severance accruals. These combined efforts resulted in the elimination of approximately 140 employees in the United Kingdom. These restructuring plans were completed in fiscal 2001.

10.    Provision for Income Taxes

Pretax income (loss) subject to taxation by the U.S. and foreign jurisdictions for the fiscal years ended 2002, 2001 and 2000 was as follows (dollars in thousands):

	2002	2001	2000
Domestic	$8,804	$14,700	$4,513
Foreign	10,014	5,820	(1,503)

Total	$18,818	$20,520	$3,010

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at June 30, 2002 and 2001 are as follows (dollars in thousands):

	2002	2001
Deferred tax assets:
Net operating loss carryforwards	$8,031	$10,012
Fixed assets	1,858	951
Post-retirement benefits	12,176	4,813
Other accruals	17,275	23,304
Tax credit carryforwards	414	390
Other	4,879	5,950

Total deferred tax assets	44,633	45,420
Valuation allowance	(8,613)	(12,281)

Net deferred tax assets	$36,020	$33,139

Deferred tax liabilities:
Unrepatriated foreign earnings	$3,905	$2,755
Fixed assets	11,942	13,790
Intangible assets	26,782	28,907
Inventories	5,690	6,028
Other	8,758	7,688

Total deferred tax liabilities	57,077	59,168

Net deferred tax liabilities	$21,057	$26,029

Deferred tax assets for net operating loss carryforwards and other items at June 30, 2002 and 2001 include approximately $2.0 million related to periods prior to the acquisition by OYL which have been offset by a valuation allowance. If realized, the benefit of these deferred tax assets will be applied to reduce goodwill related to the acquisition. During fiscal years 2002 and 2001, the deferred tax asset valuation allowance decreased by approximately $3.6 million and $7.6 million, respectively. The decrease is principally attributable to the release of valuation allowances associated with the use or expiration of corresponding deferred tax assets during the fiscal year.

Significant components of the provision (benefit) for income taxes are as follows (dollars in thousands):

	2002	2001	2000
Federal taxes-current	$3,617	$9,792	$2,278
Federal taxes-deferred	341	(4,223)	(168)
State taxes	1,100	1,307	377
Foreign taxes-current	2,398	3,229	3,428
Foreign taxes-deferred	(512)	(1,565)	(3,268)

Total	$6,944	$8,540	$2,647

During the fiscal years ended June 30, 2002, 2001 and 2000, the Company paid income taxes (net of tax refunds) of approximately $8.9, $15.5, and $(1.8) million, respectively. A reconciliation between the

Company's reported tax provision (benefit) and the tax provision (benefit) computed based on the U.S. statutory rate is as follows (dollars in thousands):

	2002	2001	2000
Statutory U.S. Federal income tax provision	$6,586	$7,182	$1,054
Nondeductible goodwill amortization	1,089	1,089	1,095
State taxes, net of federal benefit	715	1,307	377
Export sales benefit	(1.068)	(87)	(88)
Other	(378)	(951)	209

Reported tax provision	$6,944	$8,540	$2,647

At June 30, 2002, the Company has net operating loss and tax credit carryforwards of approximately $24 million and $0.4 million, respectively, in the United States and various foreign countries. Approximately $2.4 million of the net operating loss carryforwards and all tax credit carryforwards expire in fiscal years 2003 through 2013. The remaining net operating loss carryforwards can be carried forward indefinitely.

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

The following table sets forth the funded status of the defined benefit pension and defined benefit health care plans, and amounts recognized in the Consolidated Balance Sheets (dollars in thousands):

					Other Postretirement Benefits
	Pension Benefits Plans in the United States		Pension Benefits Plans outside the United States
					All Plans
	2002	2001	2002	2001	2002	2001
Change in Benefit Obligation
Benefit obligation at beginning of year	$25,888	$25,269	$93,452	$98,986	$3,054	$6,338
Service cost	24	131	2,708	3,211	165	205
Interest cost	1,808	1,854	5,742	5,457	279	450
Plan participants' contributions	—	—	1,090	888	—	—
Actuarial (gains)/losses	(60)	1,148	(10,165)	(6,185)	(270)	(3,397)
Benefits paid	(2,222)	(2,430)	(3,456)	(5,428)	(237)	(542)
Curtailments loss	—	—	—	3,535	—	—
Settlements	—	(84)	—	—	—	—
Plan amendments	—	—	291	—	—	—
Effects of currency exchange rates	—	—	8,212	(7,012)	—	—

Benefit obligation at end of year	$25,438	$25,888	$97,874	$93,452	$2,991	$3,054

Change in Plan Assets
Fair value of plan assets at beginning of year	$23,206	$28,723	$78,008	$93,699	$—	$—
Actual return on plan assets	155	(3,625)	(1,521)	(7,124)	—	—
Benefits paid	(2,222)	(2,430)	(3,456)	(5,429)	(237)	(542)
Employer contributions	277	664	2,382	2,191	237	542
Contributions by plan participants	—	—	1,090	888	—	—
Settlements	—	(126)	—	—	—	—
Effects of currency exchange rates	—	—	6,919	(6,217)	—	—

Fair value of plan assets at end of year	21,416	23,206	83,422	78,008	—	—

Funded status	(4,022)	(2,682)	(14,452)	(15,444)	(2,991)	(3,054)
Unrecognized prior service cost	—	—	308	—	—	—
Unrecognized net actuarial (gain)/loss	2,420	361	22,978	24,121	(3,796)	(3,769)

Prepaid (accrued) benefit cost	$(1,602)	$(2,321)	$8,834	$8,677	$(6,787)	$(6,823)

Amounts recognized in the Consolidated Balance Sheet
Prepaid benefit cost	$2,309	$1,972	$1,958	$9,616	$—	$—
Accrued benefit cost	(5,525)	(4,712)	(9,984)	(5,795)	(6,787)	(6,823)
Intangible asset	—	—	93	—	—	—
Accumulated other comprehensive loss	1,614	419	16,767	4,856	—	—

Net amount recognized	$(1,602)	$(2,321)	$8,834	$8,677	$(6,787)	$(6,823)

The aggregate accumulated benefit obligation for defined benefit pension plans with an accumulated benefit obligation in excess of plan assets was $52.4 and $10.5 million as of June 30, 2002 and 2001, respectively. The aggregate projected benefit obligation for defined benefit pension plans with a projected benefit obligation in excess of plan assets was $117.8 and $54.8 million as of June 30, 2002 and 2001, respectively. The aggregate fair value of plan assets for defined benefit pension plans with either an accumulated benefit obligation or a projected benefit obligation in excess of plan assets was $96.3 and $44.1 million as of June 30, 2002 and 2001, respectively.

The net periodic benefit cost related to the defined benefit pension plans included the following components (dollars in thousands):

	Pension Benefits Plans Inside the United States			Pension Benefits Plans Outside the United States
	2002	2001	2000	2002	2001	2000
Service cost	$—	$94	$240	$2,560	$3,125	$3,682
Interest cost	1,790	1,864	1,825	5,771	5,613	5,293
Expected return on plan assets	(2,006)	(2,528)	(2,317)	(6,896)	(7,614)	(7,226)
Net amortization/deferral	—	(319)	(76)	1,416	400	392
Curtailment	—	45	(44)	—	—	—

Net periodic (benefit) cost	$(216)	$(844)	$(372)	$2,851	$1,524	$2,141

Assumptions as of June 30:
Discount rate	7.25%	7.25%	7.75%	Ranging from 5.50% to 6.00%
Expected return on plan assets	9.00%	9.00%	9.00%	Ranging from 7.00% to 8.50%
Rate of compensation increase	N/A	N/A	N/A	Ranging from 4.00% to 5.00%

The net periodic benefit cost related to the defined benefit health care plans included the following components (dollars in thousands):

	2002	2001	2000
Service cost	$151	$205	$204
Interest cost	217	469	393
Net amortization/deferral	(237)	1	(18)

Net periodic benefit cost	$131	$675	$579

Weighted average discount rate as of June 30	7.25%	7.25%	7.75%

The health care cost trend rate used to determine the health care benefit obligation was 8.00% for 2002. This rate decreases gradually annually to the ultimate medical trend rate of 5.00% in 2008, and remains at that level thereafter. The trend rate is a significant factor in determining the amounts reported. A one-percentage-point change in these assumed health care cost trend rates would have the following effects (dollars in thousands):

	Increase	Decrease
Effect on total service and interest cost components	$39	$(33)
Effect on postretirement benefit obligation	258	(219)

The Company has a defined contribution plan that covers domestic employees. Company contributions to the plan are based on employee compensation. The Company expensed $1.5, $1.5 and $1.3 million under this plan during the fiscal years ended June 30, 2002, 2001 and 2000, respectively.

The Company also sponsors a 401(k) defined contribution plan that covers domestic employees. Participants may contribute a percentage of their compensation to the plan. The Company with certain limitations matches contributions. During the fiscal years ended June 30, 2002, 2001 and 2000, the Company expensed $1.5, $1.5 and $1.2 million, respectively, related to this plan.

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

In fiscal 2002, the stock option plan was terminated and all remaining options granted under the plan were cancelled in exchange for a nominal payment.

As of June 30, 2002, 2001 and 2000, there were stock options for 0, 6.6 and 10.3 shares of AAF-McQuay Group, Inc. issued and outstanding under the plan. Transactions are summarized as follows:

	Stock Options	Weighted Average Exercise Price
Outstanding at June 30, 1999	40.0	$198,219
Forfeited	29.7	196,204

Outstanding at June 30, 2000	10.3	$203,214
Forfeited	3.7	203,214

Outstanding at June 30, 2001	6.6	$203,214
Forfeited	1.0	203,214
Cancelled	5.6	203,214

Outstanding at June 30, 2002	0	n/a
Shares exercisable at June 30, 2000	7.0	$203,214
Shares exercisable at June 30, 2001	6.0	$203,214
Shares exercisable at June 30, 2002	0	n/a

In electing to follow APB No. 25 for expense recognition purposes, the Company is obligated to provide the expanded disclosures required under SFAS No. 123 for stock-based compensation including, if materially different from reported results, disclosure of pro forma net income had compensation expense been measured under the fair value recognition provisions of SFAS No. 123. No options were granted in fiscal year 2002, 2001 or 2000.

The Company's pro forma net income for the years ended June 30, 2002, 2001, and 2000 would be $11.8, $11.7, and $0.1 million, respectively. For pro forma disclosure, stock-based compensation is amortized to expense on a straight-line basis over the vesting period.

13.    Leases and Commitments

The following is a schedule of future minimum lease payments required under third party operating leases that have initial or remaining noncancelable lease terms in excess of one year (dollars in thousands):

Year
2003	$7,558
2004	6,229
2005	5,182
2006	3,760
2007	3,104
Thereafter	10,640

Rental expense associated with third party operating leases was approximately $11.2, $10.9 and $10.5 million for the fiscal years ended June 30, 2002, 2001 and 2000, respectively. It is expected that, in the normal course of business, leases that expire will be renewed or replaced by leases on other property and equipment.

The Company has a contract whereby a third party manages a portion of its data processing operations. Monthly charges during the fiscal years ended June 30, 2002, 2001 and 2000 averaged approximately $695,000, $732,000 and $838,000, respectively, under this contract. This contract extends through December 31, 2005.

14.    Contingencies

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

Based upon estimates prepared by environmental consultants, at June 30, 2002 the Company estimates that related probable remediation costs will be approximately $11 million. During fiscal 2002, based on updated estimates from its environmental consultants, the Company reduced its environmental reserve by approximately $2.3 million. This adjustment is reflected in other income/expense in the Company's Consolidated Statement of Income. The Company believes that these remaining remediation costs have been adequately reserved for on the balance sheet and are included in other liabilities.

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

During the third quarter of fiscal 2002, the Company won the appeal of a case involving its Italian subsidiary and the Adv. Istituto Nazionale della Previdenza Sociale (INPS). Based on the judgment of its Italian counsel, the Company reversed its loss contingency associated with this case in the amount of $2.6 million. The amount is reflected in other income/expense in the Consolidated Statement of Income.

  Financial Guarantees

In the normal course of business, the Company may provide financial performance guarantees, which are generally backed by standby letters of credit or surety bonds. In general, the Company would only be liable for the amount of these guarantees in the event of default in the performance of obligations, the probability of which is remote in management's opinion. Bank bonds, indemnities and guarantees amounting to approximately $14.5 million were outstanding with recourse to the Company as of June 30, 2002. In addition, the Company has other guarantees in support of working capital credit lines established with local financial institutions for its foreign business units.

The Company does not believe that the potential liability from the ultimate outcome of environmental, litigation and financial guarantee matters will have a material adverse effect on its financial position, results of operations or liquidity.

15.    Business Segments and Geographic Information

The Company globally manufactures and markets commercial air conditioning and air filtration products and systems within two principal segments: Commercial Air Conditioning and Refrigeration, the manufacture, sale and distribution of heating, ventilating, air conditioning, industrial refrigeration equipment products, and Filtration Products, the manufacture and sale of air filtration products and systems. Information relating to operations in each industry segment and information by geographic area is as follows as of and for the fiscal years ended June 30, 2002, 2001 and 2000:

Classified By Industry:
	2002	2001	2000
	(dollars in thousands)
Net Sales:
Commercial Air Conditioning and Refrigeration.	$487,476	$534,965	$540,898
Filtration Products	321,660	340,593	328,586
Eliminations	(3,404)	(4,704)	(1,780)

Total	$805,732	$870,854	$867,704

Operating Income (Loss):
Commercial Air Conditioning and Refrigeration.	$18,601	$17,195	$3,705
Filtration Products	11,669	19,885	22,885
Corporate	(503)	(1,730)	(387)

Total	$29,767	$35,350	$26,203

Total Assets:
Commercial Air Conditioning and Refrigeration.	$369,316	$383,987	$404,546
Filtration Products	247,057	269,619	278,847
Corporate	(3,037)	408	2,007

Total	$613,336	$654,014	$685,400

Depreciation/Amortization:
Commercial Air Conditioning and Refrigeration.	$19,227	$19,149	$20,595
Filtration Products	9,096	10,339	9,728
Corporate	19	22	33

Total	$28,342	$29,510	$30,356

Capital Expenditures:
Commercial Air Conditioning and Refrigeration.	$7,167	$10,319	$4,125
Filtration Products	2,568	5,682	3,693
Corporate	4	5	63

Total	$9,739	$16,006	$7,881

The Company estimates corporate expenses and determines fixed allocations of these expenses for each business segment at the beginning of the fiscal year. Any over or under allocation of actual expenses incurred results in income or expense reported at the corporate level. The $0.5, $1.7, and $0.4 million noted above represents the under allocation of expenses for fiscal years 2002, 2001 and 2000, respectively. Assets at the corporate level consist of cash, receivables, property and other assets.

The reconciliation of segment profit to the Company's earnings before taxes for each year is as follows:

	2002	2001	2000
	(dollars in thousands)
Operating income from business segments	$30,270	$37,080	$26,590
Under allocation of corporate expenses	(503)	(1,730)	(387)
Interest expense, net	(14,521)	(19,372)	(21,627)
Other income (expense), net	3,572	4,542	(1,566)

Income before income taxes	$18,818	$20,520	$3,010

Classified By Geographic Region
	2002	2001	2000
	(dollars in thousands)
Net Sales:
U.S	$506,309	$559,956	$537,372
Europe	266,154	245,756	271,549
Other	33,269	65,142	58,783

Total	$805,732	$870,854	$867,704

Transfers between geographic areas are not significant.

The composition of the Company's property, plant and equipment, net, between those in the United States and those in Europe and other countries as of the end of each year is as follows:

	2002	2001	2000
	(dollars in thousands)
U.S	$88,583	$95,561	$97,390
Europe	20,600	19,146	24,419
Other	1,292	4,037	3,189

Total	$110,475	$118,744	$124,998

16.    Related Party Transactions

Hong Leong and its subsidiary companies, including OYL and the Company, have a policy of buying from related companies whenever feasible. During fiscal years ended June 30, 2002, 2001 and 2000, pursuant to this policy, the Company and various of its subsidiaries sold an aggregate of approximately $7.6, $6.7 and $9.5 million, respectively, of the Company's products to various OYL entities in the ordinary course of business. Additionally, during fiscal years 2002, 2001 and 2000, the Company purchased approximately $6.7, $3.1 and $8.4 million, respectively, of product from OYL and its subsidiary companies in the ordinary course of business. The Company does not expect a change in this policy and plans to continue to buy from and sell to OYL and Hong Leong related entities in the future.

On September 29, 2001, the Company sold its Singapore subsidiary AAF Asia Pte. Ltd. ("Singapore") to AAF Group Pte. Ltd. ("AAF Group"), a wholly owned subsidiary of OYL, for fair market value of approximately $13.1 million, which resulted in an immaterial gain after the write-off of associated goodwill and intangible assets. The Singapore subsidiary had sales and net income of $3.6 million and $75,000, respectively, for the three month-period ended September 30, 2001. Proceeds from the sale were used to pay down debt. Concurrent with the sale, the Company entered into a Technology and Trademark License Agreement with AAF Group. Under this license agreement, the Company has granted AAF Group an exclusive, non-transferable right and license to manufacture and sell certain

AAF products and to use certain AAF trademarks in Asia. In exchange for these grants, AAF Group has agreed to pay the Company earned royalty payments ranging from 5% to 7% of the invoice price of licensed products. The Company has been paid or was owed approximately $822,600 pursuant to the license agreement for the year ended June 30, 2002. Effective July 1, 2002, this license agreement was amended and royalty rates were reduced to a range between 3% and 5% of the invoice price of licensed products. Also concurrent with the sale, the Company and Singapore entered into a Support Services Agreement under which the parties agreed to provide each other with certain marketing and advertising, education and training, technical and production, planning, accounting, financial, legal, computing and other administrative and management services. In exchange, the party receiving the services agreed to reimburse the other party for all costs incurred on behalf of the receiving party. The Company has not been paid or was not owed anything pursuant to the support services agreement for the year ended June 30, 2002. Singapore has been paid or was owed approximately $120,000 pursuant to the support services agreement for the year ended June 30, 2002.

The Company has entered into trademark license and royalty agreements with O.Y.L. Manufacturing Company SDN BHD ("OMC") (the "OMC Agreement"), Shenzhen O.Y.L. Electrical Co. Ltd. ("Shenzhen") (the "Shenzhen Agreement") and P.T. O.Y.L. Sentra Manufacturing ("PT OYL") (the "PT OYL Agreement"). Pursuant to such Agreements, the Company has granted OMC, Shenzhen and PT OYL, respectively, nonexclusive, nontransferable rights and licenses to use the trademark "McQuay" in connection with the sale and marketing of certain products exclusively through Shenzhen's, OMC's and PT OYL's respective international distribution networks. In exchange for such grants, OMC, Shenzhen and PT OYL have each agreed to pay the Company earned royalty payments ranging from 2% to 5% of the accumulated net sales of such products. The Company has been paid or was owed $312,400, $340,500 and $506,400 pursuant to the OMC Agreement, $408,800, $225,000 and $525,600 pursuant to the Shenzhen Agreement, and $0, $0 and $11,621 pursuant to the PT OYL Agreement for the years ended June 30, 2002, 2001 and 2000, respectively. Each of OMC, Shenzhen and PT OYL are subsidiaries of OYL.

In August 1995, the Company entered into an agreement with Wuhan-McQuay Air Conditioning & Refrigeration Company Ltd. ("Wuhan-McQuay"), a joint venture of Wuhan-New World Refrigeration Industrial Company Limited and McQuay Asia (Hong Kong) Ltd., an OYL subsidiary, to license certain technology and trademarks for use in the People's Republic of China in exchange for a royalty of 2%-3% of net sales. Pursuant to such agreement, the Company has paid or was owed royalties from Wuhan-McQuay of $91,100, $449,500 and $43,000 for the years ended June 30, 2002, 2001 and 2000, respectively. Payments are to be paid quarterly contingent on Wuhan-McQuay's financial condition and receipt of approval from the Government of the People's Republic of China.

AAF-McQuay UK Limited, a wholly owned subsidiary of the Company, carries a short-term credit facility with availability of £8.5 million ($13.0 million). Borrowings under this facility totaled £1.3 million ($2.0 million) and £2.8 million ($3.9 million) at June 30, 2002 and 2001, respectively. This facility was originally supported by a letter of credit from OYL that expired in May 2002.

17.    Investment in Affiliates

The Company has entered into a number of partnerships with local entities throughout the world to maximize its brand name exposure, increase its market penetration and enhance its manufacturing and distribution capabilities. The Company currently has eleven (11) joint ventures (20% to 50% Company ownership) accounted for by the equity method. The Company sold $13.2, $18.4, and $17.4 million for fiscal years 2002, 2001 and 2000, respectively, to these joint ventures. The Company has loans outstanding to five of the joint ventures for a total principal sum of $2.6 million as of June 30, 2002 and to eight of the joint ventures for a total principal sum of $3.3 million as of June 30, 2001. Summary financial information for the affiliated companies (20% to 50% owned) is as follows:

	2002	2001	2000
	(dollars in thousands)
Current assets	$25,482	$25,005	$28,798
Property, plant and equipment and other assets	2,157	2,749	2,660
Current liabilities	19,963	18,900	21,693
Long-term debt	2,895	2,750	3,218
Net sales	53,563	52,406	59,460
Gross profit	12,876	12,073	15,234
Net income (loss)	533	996	223

Investments in affiliates of $4.1 and $3.9 million is included in Other assets and deferred charges in the Consolidated Balance Sheets at June 30, 2002 and 2001, respectively. The Company provides guarantees for obligations of its joint ventures totaling $0.4 million as of June 30, 2002.

18.    Other Income (Expense)

During the fiscal years ended June 30, 2002, 2001 and 2000, the Company had net other income (expense) of $3.6, $4.5, and $(1.6) million, respectively. In fiscal 2002, the Company won the appeal of a case involving its Italian subsidiary and the Adv. Istituto Nazionale della Previdenza Sociale (INPS) resulting in the reversal of approximately $2.6 million loss contingency. The Company also reduced its environmental reserve (see Note 14) by approximately $2.3 million in fiscal 2002 as the result of updated costs estimates from its environmental consultants. On January 30, 2002, the Company sold its 54% ownership interest in its Korean joint venture to its partner, Century Corporation, for approximately $1.6 million. This transaction resulted in a pre-tax loss of approximately $0.5 million. In addition, the Company realized approximately $0.6 million in related accumulated currency translation adjustment losses. The Korean joint venture's sales of $5.9 million and net income of $0.1 million are included in the Company's fiscal 2002 results. The remaining components of other income and expense for fiscal 2002 result primarily from foreign currency and equity affiliate transactions. In fiscal 2001, the Company completed the sale of property in Dartford, United Kingdom associated with its industrial refrigeration business resulting in a gain of $4.5 million before taxes. Proceeds from the sale of approximately $6.9 million were used to reduce debt. Additionally, during the fiscal year ended June 30, 2001, the Company repurchased $16.2 million of its Senior Notes at a discount resulting in a net gain of approximately $0.4 million before taxes. See Note 7 for further discussion. In fiscal 2000, the Company recorded a loss of $1.3 million due to the sale of the commercial air conditioning operation in France in October 1999. Gain or losses from foreign currency and equity affiliate transactions are also included in other income (expense) for the fiscal years ended June 30, 2001 and 2000.

19.    Selected Quarterly Financial Data (Unaudited)

(Dollars in thousands)

	Fiscal 2002 Quarters				Fiscal 2001 Quarters
	First	Second	Third	Fourth	First	Second	Third	Fourth
Sales	$210,077	$193,848	$182,899	$218,908	$215,009	$211,877	$210,997	$232,971
Gross margin	56,199	47,830	45,653	59,801	58,347	52,665	54,941	66,076
Income from operations	10,131	3,366	3,087	13,183	7,361	4,178	6,463	17,348
Net income (loss)	3,452	(380)	589	8,147	1,030	2,186	899	7,627

Schedule II. Valuation and Qualifying Accounts and Reserves

AAF-MCQUAY INC.
(dollars in thousands)

Col. A	Col. B	Col. C Additions		Col. D		Col. E
Description	Balance at Beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions		Balance at end of period

Year Ended June 30, 2002
Allowance for doubtful receivables	$6,211	$1,555		$1,549(a	)	$6,217
Reserve for inventory valuation	11,947	3,011		3,276(b	)	11,682
Accrued warranty expense	30,599	10,041		9,587(c	)	31,053
Year Ended June 30, 2001
Allowance for doubtful receivables	$6,968	$1,015		$1,772(a	)	$6,211
Reserve for inventory valuation	11,468	1,369		890(b	)	11,947
Accrued warranty expense	29,439	12,585		11,425(c	)	30,599
Year Ended June 30, 2000
Allowance for doubtful receivables	$7,057	$2,218		$2,307(a	)	$6,968
Reserve for inventory valuation	7,215	5,193		940(b	)	11,468
Accrued warranty expense	28,627	14,963	$29	14,180(c	)	29,439
(a)
Uncollectible accounts written off, net of recoveries.
(b)
Inventory amounts written off.
(c)
Warranty claims honored during the year.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        On February 26, 2002, the Company filed a Current Report on Form 8-K which reported the Company's decision to change its principal independent certified accountant to KPMG LLP. There have been no disagreements with the accountants on accounting or financial disclosure matters during the Company's current fiscal year.

Part III

Item 10. Directors and Officers of the Registrant

        The following table sets forth the name, age, and position of the Company's directors and executive officers.

Name	Age	Position
Ho Nyuk Choy	48	President, Chief Executive Officer and Director
Eric R. Roberts	44	Executive Vice President of McQuay Americas
Bruce D. Krueger	40	Vice President of Finance and Chief Financial Officer
Stephen T. Kapsalis	44	Vice President of Environmental Products
Claudio Capozio	48	Vice President of McQuay Europe
Gary R. Boyd	50	Vice President of Human Resources
John G. Ferencz	48	Tax Director and Secretary
Ronald J. Pederson	44	Treasurer
Tan Sri Quek Leng Chan	59	Director
Liu Wan Min	58	Director
Kwek Leng San	47	Director

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

Bruce D. Krueger has served as Vice President of Finance and Chief Financial Officer of the Company since November 1999. From October 1997 until October 1999, Mr. Krueger served as Vice President and Corporate Controller of the Company. He joined the Company as Vice President and Global Controller of the Air Filtration Division of AAF in January of 1996 and has held senior financial management positions in the air filtration industry since 1992. Prior to 1992, Mr. Krueger served as Director of Internal Audit at Clarcor and was with Coopers & Lybrand from 1984 to 1990.

Stephen T. Kapsalis has served as Vice President of AAF's Environmental Products Division for the Company since August 2000. From 1995 to 1998, Mr. Kapsalis served as Vice President of the Environmental Products business unit in Europe, and from 1998 until assuming his current position, he served as Vice President of AAF Europe. Prior to joining the Company, he served as President of Winter Welding and Machine Corporation from 1990 to 1995 and served as a Manager in the Power Construction and Engineering Industry for eight years.

Claudio Capozio has served as Vice President of McQuay Europe since August 1999. From July 1995 to August 1999, Mr. Capozio served as General Manager and Managing Director of the Company's Italian subsidiary, where he was Sales and Marketing Manager from April 1994 to July 1995. Before joining McQuay in April 1994, Mr. Capozio worked for AMP, an international air conditioning manufacturer part of the RC Group, as General Manager and Managing Director from 1990 to 1994 and as Marketing Director from 1986 to 1989.

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

John G. Ferencz has served as Tax Director and Secretary for the Company since January 2002, with oversight responsibility for the Company's legal affairs. From July 1998 to January 2002, he served as Director—Corporate Tax. Prior to joining the Company in 1998, Mr. Ferencz served as Director of International Tax for Harsco Corporation, was with Price Waterhouse from 1983 to 1988 and graduated from the Dickinson School of Law.

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

Item 11. Executive Compensation

  Summary Compensation Table

The following table sets forth information concerning compensation paid or accrued by the Company to the following individuals for services rendered in all capacities to the Company and its subsidiaries during the 2002, 2001 and 2000 fiscal years: (i) the Chief Executive Officer and (ii) each of the next four most highly compensated executive officers.

Summary Compensation Table

Annual Compensation
				Other Annual Compensation		All Other Compensation
Name and Principal Position
	Year	Salary $	Bonus $	$(a)		$ (b)
Ho Nyuk Choy President and Chief Executive Officer and Director (c)	2002 2001 2000	465,576 455,976 223,188	83,804 140,000 81,667	— — —		15,937 14,386 3,600
Eric R. Roberts Executive Vice President of McQuay Americas	2002 2001 2000	221,019 220,331 161,854	30,375 81,825 31,546	— — —		11,455 8,573 7,936
Bruce D. Krueger Vice President of Finance and Chief Financial Officer	2002 2001 2000	202,469 190,001 181,490	27,810 61,023 47,960	— — —		10,789 8,363 9,378
Stephen T. Kapsalis Vice President of AAF's Environmental Products Division	2002 2001 2000	185,769 154,808 161,539	132,300 56,000 37,122	— 136,344 204,105	(d) (e)	10,679 7,680 7,488
Claudio Capozio Vice President of McQuay Europe	2002 2001 2000	144,382 141,571 130,566	77,605 31,597 21,658	— — —		— — —
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

  (e)
  Represents a foreign allowance of $48,000, tax equalization of $143,643, and accrued vacation of $12,462.

Stock Option Plan

In fiscal 1998, the Company adopted a Stock Option Plan that provides for the grant of non-qualified stock options to certain members of management and key employees to purchase the common stock of the Company's parent AAF-McQuay Group Inc. The Company granted options under the stock option plan during fiscal year 1999. The related impact to the Statement of Income was based on an independent valuation of the Company at or near the grant date.

There were no options granted during fiscal year 2000, 2001 or 2002. In fiscal 2002, the stock option plan was terminated and all remaining options granted under the plan were cancelled in exchange for a nominal payment.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

PRINCIPAL STOCKHOLDERS

The following table sets forth information as of September 13, 2002, with respect to the beneficial ownership of shares of the Company's Common Stock by each person known to the Company to own 5% or more of its Common Stock (determined in accordance with the applicable rules of the Commission), by each the Company's directors and current executive officers named in the summary compensation table, and by such directors and executive officers as a group.

Common Stock, par value $100.00 per share

Name	Number of Shares	Percent Outstanding

5% Beneficial Owners
AAF-McQuay Group Inc.(a) 10300 Ormsby Park Pl. Ste 600 Louisville, KY 40223	2,497	100
Directors and Executive Officers
Tan Sri Quek Leng Chan(a)	2,497	100
Liu Wan Min	0.00	*
Kwek Leng San	0.00	*
Ho Nyuk Choy	0.00	*
Bruce D. Krueger	0.00	*
Eric R. Roberts	0.00	*
Stephen T. Kapsalis	0.00	*
All current directors and executive officers as a group (10 persons)(a)	2,497	100
*
Represents less than 1.0% of the aggregate shares of Common Stock outstanding.

(a)
AAF-McQuay Group Inc. is a wholly-owned subsidiary of AMG Holdings N.V., a Netherlands corporation (Strawinskylaan 3105, Atrium, 7th Floor, Amsterdam, The Netherlands). AMG Holdings N.V. is a wholly-owned subsidiary of AMG Holdings B.V., a Netherlands corporation (Strawinskylaan 3105, Atrium, 7th Floor, Amsterdam, The Netherlands). AMG Holdings B.V. is a wholly-owned subsidiary of OYL (Jalan Pengapit 15/19, 40000 Shah Alam, Selangor Darul Ehsan, Malaysia). OYL is publicly traded on the Kuala Lumpur Stock Exchange. Approximately 65.0% of the outstanding ordinary shares of OYL is owned by Hume, a company also publicly traded on the Kuala Lumpur Stock Exchange. Approximately 66.3% of the outstanding ordinary shares of Hume is owned by Hong Leong Company (Malaysia) Berhad (Hong Leong Group, Level 10, Wisma Hong Leong, 18 Jalan Perak, 50450 Kuala Lumpur, Malaysia). Tan Sri Quek Leng Chan is a Director of the Company, a Director and the Chairman of AAF-McQuay Group Inc., the Executive Chairman of Hume and a controlling shareholder of Hong Leong.

Security Ownership of Management in Parents of the Company

The following tables set forth information as of June 30, 2002, for OYL and Hume with respect to the beneficial ownership of shares of each of those company's equity securities by the Company's directors and current executive officers who hold such securities and the directors and executive officers as a group.

OYL Ordinary Shares, par value RM 1.00 per share

Name	Number of Shares		Percent Outstanding
Tan Sri Quek Leng Chan	84,912,228	(a)	65.0
Liu Wan Min	6,160,000		4.7
Ho Nyuk Choy	284,000		*
Bruce D. Krueger	3,800		*
Eric R. Roberts	2,200		*
All current directors and executive officers as a group (10 persons)	91,362,228		69.7

Hume Ordinary Stock Units, par value RM 1.00 per unit

Name	Number of Shares		Percent Outstanding
Tan Sri Quek Leng Chan	164,846,024	(b)	66.1
Liu Wan Min	1,500,000		*
All current directors and executive officers as a group (10 persons)	166,346,024		66.1
*
Less than one percent (1%).
(a)
Includes 84,868,328 shares held by Hume, a company publicly traded on the Kuala Lumpur Stock Exchange. Approximately 66.1% of the outstanding ordinary shares of Hume is owned by Hong Leong Company (Malaysia) Berhad (Hong Leong Group, Level 10, Wisma Hong Leong, 18 Jalan Perak, 50450 Kuala Lumpur, Malaysia). Tan Sri Quek Leng Chan is the Executive Chairman of Hume and a controlling shareholder of Hong Leong.
(b)
Includes 164,795,024 shares held by Hong Leong.

Item 13. Certain Relationships and Related Transactions

        Hong Leong and its subsidiary companies, including OYL and the Company, have a policy of buying from related companies whenever feasible. During fiscal years ended June 30, 2002, 2001 and 2000, pursuant to this policy, the Company and various of its subsidiaries sold an aggregate of approximately $7.6, $6.7 and $9.5 million, respectively, of the Company's products to various OYL entities in the ordinary course of business. Additionally, during fiscal years 2002, 2001 and 2000, the Company purchased approximately $6.7, $3.1 and $8.4 million, respectively, of product from OYL and its subsidiary companies in the ordinary course of business. The Company does not expect a change in this policy and plans to continue to buy from and sell to OYL and Hong Leong related entities in the future.

On September 29, 2001, the Company sold its Singapore subsidiary AAF Asia Pte. Ltd. ("Singapore") to AAF Group Pte. Ltd. ("AAF Group"), a wholly owned subsidiary of OYL, for fair market value of approximately $13.1 million, which resulted in an immaterial gain after write-off of associated goodwill and intangible assets. The Singapore subsidiary had sales and net income of $3.6 million and $75,000, respectively, for the three month-period ended September 30, 2001. Proceeds from the sale were used to pay down debt. Concurrent with the sale, the Company entered into a Technology and Trademark License Agreement with AAF Group. Under this license agreement, the Company has granted AAF Group an exclusive, non-transferable right and license to manufacture and sell certain AAF products and to use certain AAF trademarks in Asia. In exchange for these grants, AAF Group has agreed to pay the Company earned royalty payments ranging from 5% to 7% of the invoice price of licensed products. The Company has been paid or was owed approximately $822,600 pursuant to the license agreement for the year ended June 30, 2002. Effective July 1, 2002, this license agreement was amended and royalty rates were reduced to a range between 3% and 5% of the invoice price of licensed products. Also concurrent with the sale, the Company and Singapore entered into a Support Services Agreement under which the parties agreed to provide each other with certain marketing and advertising, education and training, technical and production, planning, accounting, financial, legal, computing and other administrative and management services. In exchange, the party receiving the services agreed to reimburse the other party for all costs incurred on behalf of the receiving party. The Company has not been paid or was not owed anything pursuant to the support services agreement for the year ended June 30, 2002. Singapore has been paid or was owed approximately $120,000 pursuant to the support services agreement for the year ended June 30, 2002.

The Company has entered into trademark license and royalty agreements with O.Y.L. Manufacturing Company SDN BHD ("OMC") (the "OMC Agreement"), Shenzhen O.Y.L. Electrical Co. Ltd. ("Shenzhen") (the "Shenzhen Agreement") and P.T. O.Y.L. Sentra Manufacturing ("PT OYL") (the "PT OYL Agreement"). Pursuant to such Agreements, the Company has granted OMC, Shenzhen and PT OYL, respectively, nonexclusive, nontransferable rights and licenses to use the trademark "McQuay" in connection with the sale and marketing of certain products exclusively through Shenzhen's, OMC's and PT OYL's respective international distribution networks. In exchange for such grants, OMC, Shenzhen and PT OYL have each agreed to pay the Company earned royalty payments ranging from 2% to 5% of the accumulated net sales of such products. The Company has been paid or was owed $312,400, $340,500 and $506,400 pursuant to the OMC Agreement, $408,800, $225,000 and $525,600 pursuant to the Shenzhen Agreement, and $0, $0 and $11,621 pursuant to the PT OYL Agreement for the years ended June 30, 2002, 2001 and 2000, respectively. Each of OMC, Shenzhen and PT OYL are subsidiaries of OYL.

In August 1995, the Company entered into an agreement with Wuhan-McQuay Air Conditioning & Refrigeration Company Ltd. ("Wuhan-McQuay"), a joint venture of Wuhan-New World Refrigeration Industrial Company Limited and McQuay Asia (Hong Kong) Ltd., an OYL subsidiary, to license certain technology and trademarks for use in the People's Republic of China in exchange for a royalty of 2%-3% of net sales. Pursuant to such agreement, the Company has paid or was owed royalties from

Wuhan-McQuay of $91,100, $449,500 and $43,000 for the years ended June 30, 2002, 2001 and 2000, respectively. Payments are to be paid quarterly contingent on Wuhan-McQuay's financial condition and receipt of approval from the Government of the People's Republic of China.

AAF-McQuay UK Limited, a wholly owned subsidiary of the Company, carries a short-term credit facility with availability of £8.5 million ($13.0 million). Borrowings under this facility totaled £1.3 million ($2.0 million) and £2.8 million ($3.9 million) at June 30, 2002 and 2001, respectively. This facility was originally supported by a letter of credit from OYL that expired in May 2002.

Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a)
  Financial Statements

1.	Financial Statements
Reports of the Independent Auditors
Consolidated Balance Sheets-at June 30, 2002 and 2001
Consolidated Statements of Income-Years ended June 30, 2002, 2001 and 2000
Consolidated Statements of Cash Flows-Years ended June 30, 2002, 2001 and 2000
Consolidated Statements of Stockholder's Equity-Years ended June 30, 2002, 2001 and 2000
Consolidated Statements of Comprehensive Income-Years ended June 30, 2002, 2001 and 2000
2.	Financial Statement Schedules
II.	Valuation and Qualifying Accounts and Reserves
All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.
  (b)
  Exhibits

3.1	Articles of Incorporation[1]
3.2	By-Laws[1]
4.1	Indenture dated as of February 14, 1996 with IBJ Schroder Bank and Trust Company[5]
4.2	Form of Note (included in Exhibit 4.1)
10.1	Trademark License and Royalty Agreement dated December 27, 1995 with P.T. O.Y.L. Sentra Manufacturing[1]
10.2	Trademark License and Royalty Agreement dated December 27, 1995 with Shenzhan O.Y.L. Electrical Company Ltd.[1]
10.3	Trademark License and Royalty Agreement dated December 27, 1995 with O.Y.L. Manufacturing Company SDN BHD[1]
10.4	Technology Licensing Agreement dated August 8, 1995 with McQuay-Wuhan Air Conditioning & Refrigeration Company Ltd.[1]
10.5	Asset Transfer Agreement dated May 29, 1995 by and among AAF Asia Pte., Ltd. and McQuay Air Conditioning (Singapore) Pte. Ltd.[1]
10.6	Supply and Procurement Agreement dated May 2, 1994 with EnergyLine Systems, Inc.[1]
10.7	Stock Option Plan effective January 1, 1996[2]
10.8	Revolving Credit, Term Loan and Security Agreement dated September 30, 1999 with PNC Bank, N.A.[4]
10.9	First Amendment to Revolving Credit, Term Loan and Security Agreement dated October 25, 1999, with PNC Bank, N.A.[4]
10.10	Second Amendment to Revolving Credit, Term Loan and Security Agreement dated November 12, 1999, with PNC Bank, N.A.[4]
10.11	Third Amendment to Revolving Credit, Term Loan and Security Agreement dated June 26, 2001, with PNC Bank, N.A.[5]
10.12	Fourth Amendment to Revolving Credit, Term Loan and Security Agreement dated April 22, 2002, with PNC Bank, N.A.[6]

10.13	Fifth Amendment to Revolving Credit, Term Loan and Security Agreement dated July 26, 2002, with PNC Bank, N.A.[7]
10.14	Sixth Amendment to Revolving Credit, Term Loan and Security Agreement dated August 21, 2002, with PNC Bank, N.A.[7]
21	Subsidiaries
24	Power of Attorney
99.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1
Incorporated by reference to Pre-Effective Amendment Number 1 to the Company's Registration Statement (File No. 33-80701) on Form S-1 as filed with the Securities and Exchange Commission (the "Commission") on January 26, 1996.

2
Incorporated by reference to the Company's Form 10-Q as filed with the Commission on May 9, 1997.

3
Incorporated by reference to the Company's 10-K as filed with the Commission on October 1, 1999.

4
Incorporated by reference to the Company's 10-Q as filed with the Commission on November 16, 1999.

5
Incorporated by reference to the Company's 10-K as filed with the Commission on September 26, 2001.

6
Incorporated by reference to the Company's 10-Q as filed with the Commission on May 8, 2002.

7
Filed herewith.

(c)
Reports on Form 8-K.

    On February 26, 2002, the Company filed a Current Report on Form 8-K which reported the Company's decision to change its principal independent certified accountant to KPMG LLP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Louisville, State of Kentucky, on September 13, 2002.

AAF-McQUAY INC.
By:	/s/ Ho Nyuk Choy Ho Nyuk Choy President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

/s/ Ho Nyuk Choy Ho Nyuk Choy President and Chief Executive Officer (Principal Executive Officer)		September 13, 2002
/s/ Bruce D. Krueger Bruce D. Krueger Vice President of Finance and Chief Financial Officer (Principal Finance and Accounting Officer)		September 13, 2002
The Board of Directors:
	Liu Wan Min	Quek Leng Chan
	Ho Nyuk Choy	Kwek Leng San
By:	/s/ Ho Nyuk Choy Ho Nyuk Choy Attorney-in-Fact	September 13, 2002

CERTIFICATIONS

I, Ho Nyuk Choy, certify that:

        1.    I have reviewed this annual report on Form 10-K of AAF-McQuay Inc.;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

/s/ Ho Nyuk Choy Ho Nyuk Choy President and Chief Executive Officer (Principal Executive Officer)	September 13, 2002

I, Bruce D. Krueger, certify that:

         1.    I have reviewed this annual report on Form 10-K of AAF-McQuay Inc.;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

/s/ Bruce D. Krueger Bruce D. Krueger Vice President of Finance and Chief Financial Officer (Principal Finance and Accounting Officer)	September 13, 2002

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT 0F 1934 BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report or proxy materials have been sent to security-holders during the period covered by this report.

Exhibit Index

Number	Description
10.13	Fifth Amendment to Revolving Credit, Term Loan and Security Agreement dated July 26, 2002, with PNC Bank, N.A.
10.14	Sixth Amendment to Revolving Credit, Term Loan and Security Agreement dated August 21, 2002, with PNC Bank, N.A.[7]
21	Subsidiaries
24	Power of Attorney
99.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002