Form 10-Q
period 2002-09-28
AAF MCQUAY INC
filed 2002-11-12
CIK 1005272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2002

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

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒       No  ☐

Indicate by a checkmark whether the registrant is an accelerated filer (as defined in Rule 126-2 of the Exchange Act).   Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  2,497 shares of Common Stock, par value $100.00 per share, were outstanding as of October 31, 2002.

INDEX

AAF-MCQUAY INC. AND SUBSIDIARIES

PART I:                   FINANCIAL INFORMATION

Item 1.     Financial Statements

AAF-McQUAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands, except share data)

	September 30, 2002	June 30, 2002
ASSETS
Current assets:
Cash and cash equivalents	$10,314	$11,821
Accounts receivable, net	181,743	188,939
Inventories	94,284	94,946
Other current assets	8,056	7,379
Total current assets	294,397	303,085

Property, plant and equipment, net	107,381	110,475
Cost in excess of net assets acquired	107,166	103,882
Other identifiable intangibles, net	76,077	80,283
Other assets and deferred charges	16,625	15,611
Total assets	$601,646	$613,336

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities:
Short-term borrowings	$56,520	$38,935
Current maturities of long-term debt	84,578	107,561
Accounts payable	90,934	100,383
Accrued warranty	19,103	19,918
Accrued employee compensation	27,405	26,871
Other accrued liabilities	36,765	34,535
Total current liabilities	315,305	328,203

Long-term debt	8,845	9,940
Deferred income taxes	20,558	21,057
Other liabilities	53,647	55,242
Total liabilities	398,355	414,442

Stockholder’s equity:
Preferred stock ($1 par value; 1,000 shares authorized, none issued)	—	—
Common stock ($100 par value; 8,000 shares authorized, 2,497 shares issued and outstanding)	250	250
Additional paid-in capital	179,915	179,915
Retained earnings	45,879	41,414
Accumulated other comprehensive loss	(22,753)	(22,685)
Total stockholder’s equity	203,291	198,894
Total liabilities and stockholder’s equity	$601,646	$613,336

See Accompanying Notes to the Condensed Consolidated Financial Statements

AAF-McQUAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(dollars in thousands)

	Three Months Ended September 30,
	2002	2001

Net sales	$198,550	$210,077
Cost of sales	144,903	153,878
Gross profit	53,647	56,199
Operating expenses:
Selling, general and administrative	42,260	43,311
Amortization of intangible assets	1,112	2,757
	43,372	46,068
Income from operations	10,275	10,131
Interest expense, net	3,154	4,348
Other income, net	(51)	(135)
Income before provision for income taxes and minority interest	7,172	5,918
Minority interest	9	(19)
Provision for income taxes	2,698	2,485
Net income	$4,465	$3,452

See Accompanying Notes to the Condensed Consolidated Financial Statements

AAF-McQUAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	Three Months Ended September 30,
	2002	2001

Cash flows from operating activities:
Net income	$4,465	$3,452
Adjustments to reconcile net income to cash from operating activities:
Depreciation and amortization	5,747	7,228
Other non-cash items, net	(49)	(97)
Net changes in operating assets and liabilities	(4,496)	(18,709)

Net cash provided by (used in) operating activities	5,667	(8,126)

Cash flows from investing activities:
Capital expenditures	(1,649)	(1,630)
Proceeds from sale of business	—	13,308
Net cash (used in) provided by investing activities	(1,649)	11,678

Cash flows from financing activities:
Net borrowings under short-term borrowing arrangements	17,608	4,857
Proceeds from issuance of long-term debt	—	2,393
Payments on long-term debt	(1,930)	(1,745)
Repurchases of senior notes	(22,098)	(1,990)
Net cash (used in) provided by financing activities	(6,420)	3,515

Effect of exchange rate changes on cash and cash equivalents	895	792
Net (decrease) increase in cash and cash equivalents	(1,507)	7,859
Cash and cash equivalents at beginning of period	11,821	14,254

Cash and cash equivalents at end of period	$10,314	$22,113

See Accompanying Notes to the Condensed Consolidated Financial Statements

AAF-McQUAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(dollars in thousands)

	Three Months Ended September 30,
	2002	2001

Net income	$4,465	$3,452
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(68)	3,346
Write off of accumulated foreign currency translation adjustments due to sale of business	—	(221)
Comprehensive income	$4,397	$6,577

See Accompanying Notes to the Condensed Consolidated Financial Statements

Notes to the Condensed Consolidated Financial Statements (unaudited)

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries.  All inter-company transactions have been eliminated.  The condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission including the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K (the “Annual Report”) as of and for the year ended June 30, 2002.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

The operating results for the three months ended September 30, 2002 are not necessarily indicative of the operating results that may be expected for the full year ending June 30, 2003.  The Company’s period end is the Saturday closest to September 30. For clarity in presentation all periods presented herein are shown to end on the last calendar day of the month.  Certain reclassifications of amounts in the consolidated financial statements have been made to reflect comparability.

2.  Inventories

Inventories consist of the following:

	September 30, 2002	June 30, 2002
	(dollars in thousands)
FIFO cost:
Raw materials	$42,944	$38,471
Work-in-process	12,814	15,006
Finished goods	38,858	42,464
	94,616	95,941
LIFO adjustment	(332)	(995)
	$94,284	$94,946

3.  Provision for Income Taxes

The tax provisions for the quarters ended September 30, 2002 and 2001 are based on the estimated effective tax rates applicable for the full years, and after giving effect to significant unusual items related specifically to the interim periods.  The difference between the Company’s reported tax provision for the quarter ended September 30, 2002 and the tax provision computed based on U.S. statutory rates is primarily attributable to unbenefitted foreign losses and export sales tax benefit.  The difference between the Company’s reported tax provision for the quarter ended September 30, 2001 and the tax provision computed based on U.S. statutory rates is primarily attributable to nondeductible goodwill amortization, unbenefitted foreign losses and export sales tax benefit.

4.  Debt and Financial Instruments

In the first quarter of fiscal 2003, the Company repurchased a total of $21.9 million face value of its Senior Notes at a slight premium, resulting in a pre-tax loss after write off of associated debt issuance costs of approximately $0.3 million.  The Company plans to hold these repurchased notes until their maturity in February 2003. The balance of Senior Notes held outside the Company after the repurchase and included in the Company’s debt at September 30, 2002 was $71.9 million.

As of the filing date of this interim report, the Company is in the process of finalizing the terms and documentation related to a new bank credit agreement (the “Refinancing”).  The purpose of the Refinancing will be to replace both its existing Bank Credit Agreement and Senior Notes, which mature in February 2003. Although the Company is confident in its ability to consummate the Refinancing, accounting principles generally accepted in the United States of America require the amounts contemplated in the Refinancing to be shown in current maturities of long-term debt until the Refinancing documents are executed, a portion of which would otherwise be shown in long-term debt.

In January 2000, the Company entered into an interest rate swap transaction whereby the Company receives a fixed rate and pays a floating rate on the basis of 3-month LIBOR.  The January 2000 swap has a three-year term and a notional amount of $30 million and effectively converts a portion of the Company’s fixed rate borrowings to a floating rate.  In November 2001, the Company terminated its $30 million floor, which required the Company to make payments if 3-month LIBOR falls below a certain level.  The transaction cost of this termination was paid by accepting a lower swap rate on the January 2000 swap and by changing the floating rate basis from 3-month to 6-month LIBOR.  In January 2002, the Company increased the swap notional amount from $30 million to $60 million.  The measurement dates and maturity dates of the swap match interest payment dates and maturity date of the Senior Notes.  These positions are not accounted for as hedges.  The Company records the swap in its balance sheet at fair market value.  In August 2002, the Company terminated its swap for consideration of $0.8 million, and recognized a gain of $0.3 million in the first quarter of fiscal 2003.  No gain or loss resulted from the swap or floor in the first quarter of fiscal 2002.

5.  Goodwill and Other Intangible Assets

Effective July 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations.  SFAS 141 requires the use of the purchase method of accounting for all business combinations and modifies the application of the purchase accounting method.  SFAS 141 also specifies criteria to be used in determining whether intangible assets acquired in a purchase method business combination must be recognized and reported separately from goodwill.  On July 1, 2002, the Company reclassified its assembled workforce intangible asset to goodwill in the amount of $3.1 million as the assembled workforce intangible asset does not meet the criteria of SFAS 141 to be recognized as an asset apart from goodwill.

Effective July 1, 2002 the Company also adopted SFAS No. 142, Goodwill and Other Intangibles.  SFAS 142 eliminates the requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with defined lives, and addresses impairment testing and recognition for goodwill and indefinite-lived intangible assets.  SFAS 142 applies to goodwill and intangible assets arising from transactions completed before and after its effective date.  As a result of adopting SFAS 142, the Company ceased amortization of goodwill and indefinite-lived intangible assets beginning July 1, 2002.  Additionally, in accordance with the requirements of SFAS 142, the Company completed separate transitional impairment tests of goodwill and indefinite-lived intangible assets, as of July 1, 2002, which indicated no impairment.

The following table provides a summary of net income as reported and as adjusted to exclude goodwill amortization for the three months ended September 30, 2002 and 2001:

	Three Months Ended September 30,
	2002	2001
	(dollars in thousands)

Reported net income	$4,465	$3,452
Goodwill amortization, net of income taxes	—	1,094
Other amortization, net of income taxes	—	221
Adjusted net income	$4,465	$4,767

The changes in the carrying amount of goodwill on a quarter-to-date basis in fiscal 2003 are as follows (dollars in thousands):

Balance as of June 30, 2002	$103,882
Reclassification of assembled workforce	3,081
Foreign currency	203
Balance as of September 30, 2002	$107,166

Indefinite-lived intangible assets as of September 30, 2002 totaled approximately $45.4 million and consisted of trademarks.  Amortizable intangible assets at September 30, 2002, net of accumulated amortization of $36.1 million, totaled approximately $30.7 million and consisted primarily of drawings and technology.  Amortization expense for the three months ended September 30, 2002 was approximately $1.1 million and is estimated to be $4.4 million for fiscal 2003 and for the next five fiscal years.

6.  Commitments and Contingencies

Purchase Commitments - The Company secures pricing on a portion of its copper requirements through forward contracts.  At September 30, 2002, contracts for 2.3 million pounds of copper were in place.  These contracts have various expiration dates through June 2003.

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

The Company does not believe that the potential liability from the ultimate outcome of environmental and litigation matters will have a material adverse effect on its financial statements or liquidity.

7.  Business Segments Information

The Company globally manufactures and markets commercial air conditioning and air filtration products and systems within two principal segments: Commercial Air Conditioning and Refrigeration, the manufacture, sale and distribution of heating, ventilating, air conditioning, industrial refrigeration products, and Filtration Products, the manufacture and sale of air filtration products and systems. Information relating to operations in each industry segment is as follows as of and for the three months ended September 30, 2002 and 2001:

	Three Months Ended September 30,
Classified By Industry	2002	2001
	(dollars in thousands)

Net Sales:
Commercial Air Conditioning and Refrigeration	$128,240	$129,807
Filtration Products	70,779	82,316
Eliminations	(469)	(2,046)
Total	$198,550	$210,077
Operating Income:
Commercial Air Conditioning and Refrigeration	$6,738	$6,852
Filtration Products	3,470	3,098
Corporate	67	181
Total	$10,275	$10,131
Depreciation/Amortization:
Commercial Air Conditioning and Refrigeration	$4,411	$4,806
Filtration Products	1,333	2,417
Corporate	3	5
Total	$5,747	$7,228
Capital Expenditures:
Commercial Air Conditioning and Refrigeration	$1,094	$1,035
Filtration Products	555	592
Corporate	—	3
Total	$1,649	$1,630

The Company estimates corporate expenses and determines fixed allocations of these expenses for each business segment at the beginning of the fiscal year.  Any over or under allocation of actual expenses incurred results in income or expense reported at the corporate level.  A reconciliation of segment profit to the Company’s earnings before taxes for each period is as follows:

	Three Months Ended September 30,
	2002	2001
	(dollars in thousands)
Operating income from business segments	$10,208	$9,950
Over allocation of corporate expenses	67	181
Interest expense, net	3,154	4,348
Other income, net	(51)	(135)
Income before income taxes	$7,172	$5,918

8.  Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, Accounting for Asset Retirement Obligations, which is effective for fiscal years beginning after June 15, 2002.  SFAS 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  SFAS 143 was effective for the Company beginning with the first quarter of fiscal 2003 and its adoption did not have a material impact on the Company’s results of operations or financial position.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets.  SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for the Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion).  SFAS No. 144 also amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary.  The provisions of this statement are effective for fiscal years beginning after December 15, 2001.  SFAS 144 was effective for the Company beginning with the first quarter of fiscal 2003 and its adoption did not have a material impact on the Company’s results of operations or financial position.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, which is effective for fiscal years beginning after May 15, 2002.  SFAS 145 addresses the financial accounting and reporting for a number of areas, including gains and losses derived from the extinguishment of debt and the treatment of sale-leaseback transactions.  SFAS 145 was effective for the Company beginning with the first quarter of fiscal 2003 and its adoption did not have a material impact on the Company’s results of operations or financial position.

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities.  SFAS No. 146 supercedes Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).  SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  Under Issue 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value.  The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption permitted.  Adoption of SFAS No. 146 is not expected to materially impact the Company’s consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net Sales were $198.6 million in the three months ended September 30, 2002, which represents a decrease of $11.4 million, or 5.5%, as compared to $210.0 million for the same period in the prior year.  The Company sold its Singapore subsidiary in September 2001 and its Korean joint venture in January 2002 which had sales of $3.6 million and $1.7 million, respectively, for the three months ended September 30, 2001.  Additionally, the Company estimates that sales have increased by approximately $2.6 million for the three months ended September 30, 2002 due to the impact of favorable currency trends in translating European sales.  Excluding net sales attributable to the operations in Singapore and Korea for fiscal 2002 and the currency impact, net sales for the three months ended September 30, 2002 decreased $8.7 million or 4.2% as compared to the corresponding period of the prior year.

Commercial Air Conditioning and Refrigeration net sales for the three months ended September 30, 2002 decreased $1.6 million, or 1.2%, to $128.2 million as compared to $129.8 million for the three months ended September 30, 2001.  However, sales have increased by approximately $1.8 million for the three months ended September 30, 2002 due to the impact of favorable currency trends in translating European sales.  Excluding the currency impact, net sales for the three months ended September 30, 2002 decreased $3.4 million or 2.6% as compared to the prior year.  This decrease is the result of a 2.8% decrease in domestic sales and a 1.8% decrease in international sales.  The decrease in domestic sales is primarily attributable to the general economic slowdown affecting all equipment product lines, while parts and service revenues improved slightly.  The decrease in international sales is primarily due to a softening of the U.K. equipment market, partially offset by volume increases related to new product offerings.

Backlog for the Commercial Air Conditioning and Refrigeration segment was $101 million at September 30, 2002 as compared to $98 million and $94 million at June 30, 2002 and September 30, 2001, respectively.

Filtration Products net sales for the three months ended September 30, 2002 decreased $11.5 million, or 14.0%, to $70.8 million as compared to $82.3 million for the three months ended September 30, 2001. This decrease is attributable to the sale of the Company’s Singapore subsidiary in September 2001 and Korean joint venture in January 2002.  Additionally, sales have increased by approximately $0.7 million due to the impact of favorable currency trends in translating European sales.  Excluding these three items, net sales for the three months ended September 30, 2002 decreased by approximately $6.8 million or 8.9%. This decrease is the result of an 11.0% decrease in domestic sales and a 6.4% decrease in international sales.  The decrease in domestic sales is primarily attributable to the market slowdown in the construction of cleanroom capacity and decreased machinery filtration and acoustical systems (“MFAS”) and retail volume in the U.S.  The decrease in international sales is primarily due to decreased MFAS volume in the U.K. related to slowdown in the gas turbine market, partially offset by improved air pollution control and replacement air filter sales in Europe.

Gross Profit decreased to $53.6 million, or 27.0% of sales, for the three months ended September 30, 2002 as compared to $56.2 million, or 26.8% of sales, for the three months ended September 30, 2001.  In the Commercial Air Conditioning and Refrigeration segment, gross profit as a percentage of sales was 26.8% as compared to 27.2% for the same period in fiscal 2002.  The decrease in gross margin is primarily attributable to competitive pricing pressure in all equipment lines.  The Filtration Products segment’s gross profit as a percentage of sales increased from 25.4% in fiscal 2002 to 27.2% for the same period in fiscal 2003. This increase is primarily the result of the sales mix between MFAS volume and replacement filter sales.

Operating Expenses were $43.4 million, or 21.8% of sales, for the first quarter of fiscal 2003 versus $46.1 million, or 21.9% of sales, for the first quarter of fiscal 2002.  Excluding amortization, first quarter fiscal 2003 operating expenses were $42.3 million, or 21.3% of sales, versus $43.2 million for fiscal 2002, or 20.5% of sales.  The decrease of $0.9 million is primarily attributable to favorable warranty experience, lower commissions and continued focus on cost control, partially offset by an increase in freight costs and selling expense.

Income from Operations for the first quarter of fiscal 2003 increased to $10.3 million, or 5.2% of sales, as compared to $10.1 million, or 4.8% of sales, in the first quarter of fiscal 2002.  Excluding amortization, first quarter income from operations decreased to $11.4 million, or 5.7% of sales, as compared to $13.0 million, or 6.2% of sales, in the corresponding period of the prior year.

The Commercial Air Conditioning and Refrigeration segment’s income from operations, excluding amortization, decreased from $8.5 million, or 6.6% of sales, in the first quarter of fiscal 2002 to $7.7 million, or 6.0% of sales, in the first quarter of fiscal 2003.

The Filtration Products segment’s income from operations, excluding amortization, for the first quarter of fiscal 2003 decreased from $4.3 million, or 5.2% of sales, in fiscal 2002 to $3.7 million, or 5.2% of sales.

Net Interest Expense decreased to $3.2 million during the quarter ended September 30, 2002 from $4.3 million for the comparable period ended September 30, 2001.  The decrease in interest expense is primarily attributable to lower debt levels and declining interest rates.

Liquidity and Capital Resources

The Company’s liquidity needs are provided by cash generated from operating activities and supplemented when necessary by short-term credit facilities. During the first three months of fiscal 2003, funds generated by operating activities were $5.7 million as compared to $8.1 million of funds used in the prior fiscal year for the comparable period.  Net cash provided by operating activities in the first quarter of fiscal 2002 was negatively impacted by the Company’s sale of its Singapore subsidiary for $13.1 million.  Net cash from investing activities was comprised of $1.6 million in capital expenditures during the first three months of fiscal 2003, which was the same amount of capital spending for the first three months of fiscal 2002.  The Company estimates total capital expenditures to be approximately $12 million for fiscal year 2003.

A portion of the Company’s financing needs is provided by a Bank Credit Agreement which includes a Revolving Credit Facility of $90 million and a Term Loan with a balance of $11.6 million as of September 30, 2002.  At September 30, 2002, remaining borrowing availability under the Revolving Credit portion of the Bank Credit Agreement was $33.5 million. Payments on long-term debt for the first three months of fiscal 2003 were $1.9 million.  In addition, as more fully discussed in Note 4 to the unaudited condensed consolidated financial statements, the Company used cash of $22.1 million to repurchase its Senior Notes.  Short-term borrowings increased by $17.6 million during the three-month period.

As more fully discussed in Note 4 to the unaudited condensed consolidated financial statements, the Company is in the process of finalizing the terms of and completing the documentation related to a new bank credit agreement (the “Refinancing”).  The proceeds of the Refinancing will be sufficient to replace its existing Bank Credit Agreement and repay its Senior Notes, both of which mature in February 2003.  The Company is confident it will consummate the anticipated Refinancing prior to the maturity of the existing Bank Credit Agreement and Senior Notes.  After consummation of the Refinancing and retirement of the Senior Notes, the Company will remain leveraged to a certain extent and its debt service obligations will continue to be substantial.  If the Refinancing is not completed as anticipated, or if the Company’s sources of funds otherwise were to fail to satisfy the Company’s requirements, the Company would need to refinance its existing debt or obtain additional financing.  There is no assurance that any such new financing alternatives would be available and, in any case, such new financing (if available) could be expected to be more costly and restrictive than the debt agreements currently in place.

Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities.  SFAS No. 146 supercedes Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).  SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  Under Issue 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value.  The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption permitted.  Adoption of SFAS No. 146 is not expected to materially impact the Company’s consolidated financial statements.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities.

On an ongoing basis, the Company evaluates its estimates and judgments, including those relating to revenue recognition, allowance for doubtful accounts, valuation of inventories, valuation of long-lived assets, goodwill and other intangible assets, pension plan assumptions, income taxes, depreciation, income tax valuation allowances and litigation and environmental liabilities.  The Company bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that cannot be readily determined from other sources.  There can be no assurance that actual results will not differ from those estimates.

For a detailed discussion on the application of these and other accounting policies, see the discussion of critical accounting policies in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements included in the June 30, 2002 Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

There have been no material changes in the reported market risks since the end of the most recent fiscal year, which were documented in Item 7a of the Company’s June 30, 2002 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Within 90 days prior to the filing date of this report, the Company carried out an evaluation with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.  There were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

Forward-Looking Statements

When used in this report the words “believes,” “anticipates”, “estimates”, “plans” and “expects” and similar expressions are intended to identify forward-looking statements.  These forward-looking statements are intended to provide management’s current expectations or plans for the future operating and financial performance of the Company, based on assumptions currently believed to be valid. A variety of factors could cause actual results to differ materially from those anticipated in the Company’s forward-looking statements, some of which include risk factors previously discussed in this and other SEC reports filed by the Company.  These risk factors include, but are not limited to, economic conditions in the United States, changes in world financial markets, environmental laws and regulations, risks associated with currency fluctuations, a weakening in Latin America markets, unforeseen competitive pressures, warranty expenses, market acceptance of new products, unfavorable weather conditions, unforeseen difficulties in maintaining mutually beneficial relationships with strategic partnerships and alliances, and the results of restructuring activities. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which those statements are made.  The Company undertakes no obligation to update any forward-looking statements to reflect unanticipated events or circumstances occurring after that date.

PART II:                OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is subject to potential liability in proceedings under federal, state and local statutes and regulations governing the discharge of pollutants into the environment and the handling and disposal of hazardous substances and waste.  These proceedings are described in Item 3 of the Company’s Annual Report on Form 10-K for the year ended June 30, 2002.  The Company has estimated its probable remediation costs based upon estimates prepared by environmental consultants, and believes that these estimated costs have been adequately reserved for on its balance sheet.

The Company is involved in various other lawsuits arising out of the conduct of its business. The Company believes that the outcome of any such pending claims or proceedings will not have a material adverse effect upon its business, financial condition or liquidity. The Company maintains various insurance policies regarding many of such matters, including general liability and property damage insurance, as well as product liability, workers’ compensation and other policies, which it believes provide adequate coverage for its operations.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

	Number	Description

	Exhibit 99.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	Exhibit 99.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

There were no reports filed on Form 8-K during the period.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AAF-MCQUAY INC.

DATE November 11, 2002	By:	/s/ BRUCE D. KRUEGER
Bruce D. Krueger
Vice President of Finance and CFO
(Principal Financial and Chief Accounting Officer)

CERTIFICATIONS

I, Ho Nyuk Choy, certify that:

1.             I have reviewed this quarterly report on Form 10-Q of AAF-McQuay Inc.;

2.             Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.             Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.             The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Ho Nyuk Choy	November 11, 2002
Ho Nyuk Choy
President and Chief Executive Officer (Principal Executive Officer)

I, Bruce D. Krueger, certify that:

1.             I have reviewed this quarterly report on Form 10-Q of AAF-McQuay Inc.;

2.             Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.             Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.             The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Bruce D. Krueger	November 11, 2002
Bruce D. Krueger
Vice President of Finance and Chief Financial Officer (Principal Finance and Accounting Officer)

Exhibit Index

Number	Description

99.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002