Form 10-Q
period 2002-12-28
AAF MCQUAY INC
filed 2003-02-07
CIK 1005272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2002

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

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by a checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  2,497 shares of Common Stock, par value $100.00 per share, were outstanding as of January 27, 2003.

INDEX

AAF-MCQUAY INC. AND SUBSIDIARIES

PART I:     FINANCIAL INFORMATION

Item 1.  Financial Statements

AAF-McQUAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands, except share data)

	December 31, 2002	June 30, 2002
ASSETS
Current assets:
Cash and cash equivalents	$9,755	$11,821
Accounts receivable	178,863	188,939
Inventories	102,124	94,946
Other current assets	7,715	7,379
Total current assets	298,457	303,085

Property, plant and equipment, net	105,587	110,475
Cost in excess of net assets acquired	107,457	103,882
Other identifiable intangibles, net	74,976	80,283
Other assets and deferred charges	18,740	15,611
Total assets	$605,217	$613,336

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Short-term borrowings	$8,868	$38,935
Current maturities of long-term debt	9,958	107,561
Accounts payable, trade	90,703	100,383
Accrued warranty	17,897	19,918
Accrued employee compensation	26,412	26,871
Other accrued liabilities	34,107	34,535
Total current liabilities	187,945	328,203

Long-term debt	135,543	9,940
Deferred income taxes	20,576	21,057
Other liabilities	53,907	55,242
Total liabilities	397,971	414,442

Stockholder’s equity:
Preferred stock ($1 par value; 1,000 shares authorized, none issued)	—	—
Common stock ($100 par value; 8,000 shares authorized, 2,497 shares issued and outstanding)	250	250
Additional paid-in capital	179,915	179,915
Retained earnings	46,883	41,414
Accumulated other comprehensive loss	(19,802)	(22,685)
Total stockholder’s equity	207,246	198,894
Total liabilities and stockholder’s equity	$605,217	$613,336

See Accompanying Notes to the Condensed Consolidated Financial Statements

AAF-McQUAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(dollars in thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
Net sales	$187,278	$193,848	$385,828	$403,926
Cost of sales	138,576	146,018	283,479	299,897
Gross profit	48,702	47,830	102,349	104,029
Operating expenses:
Selling, general and administrative	42,638	41,325	84,898	84,635
Restructuring	—	450	—	450
Amortization of intangible assets	1,112	2,689	2,224	5,446
	43,750	44,464	87,122	90,531
Income from operations	4,952	3,366	15,227	13,498
Interest expense, net	2,906	3,770	6,060	8,118
Other expense, net	453	193	402	58
Income (loss) before income taxes and minority interest	1,593	(597)	8,765	5,322
Minority interest.	(10)	88	(1)	69
Provision (benefit) for income taxes	599	(305)	3,297	2,181
Net income (loss)	$1,004	$(380)	$5,469	$3,072

See Accompanying Notes to the Condensed Consolidated Financial Statements

AAF-McQUAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (unaudited)

(dollars in thousands)

	Six Months Ended December 31,
	2002	2001
Cash flows from operating activities:
Net income	$5,469	$3,072
Adjustments to reconcile to net cash from operating activities:
Depreciation and amortization	11,170	14,262
Other non-cash items, net	376	375
Changes in operating assets and liabilities	(12,924)	(16,245)
Net cash from operating activities	4,091	1,464

Cash flows from investing activities:
Capital expenditures, net	(3,367)	(3,404)
Proceeds from sale of business	—	13,308
Net cash from investing activities	(3,367)	9,904

Cash flows from financing activities:
Net repayments under short-term borrowing arrangements	(30,526)	(463)
Payments on long-term debt	(13,659)	(3,496)
Proceeds from issuance of long-term debt	63,600	2,393
Repurchase of senior notes	(22,098)	(14,990)
Net cash from financing activities	(2,683)	(16,556)

Effect of exchange rate changes on cash	(107)	295
Net decrease in cash and cash equivalents	(2,066)	(4,893)
Cash and cash equivalents at beginning of period	11,821	14,254

Cash and cash equivalents at end of period	$9,755	$9,361

See Accompanying Notes to the Condensed Consolidated Financial Statements

AAF-McQUAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(dollars in thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
Net income (loss)	$1,004	$(380)	$5,469	$3,072
Other comprehensive income (loss):
Foreign currency translation adjustments	2,951	(1,787)	2,883	1,559
Write off of accumulated foreign currency translation adjustments due to sale of business	—	—	—	(221)
Comprehensive income (loss)	$3,955	$(2,167)	$8,352	$4,410

See Accompanying Notes to the Condensed Consolidated Financial Statements

Notes to the Condensed Consolidated Financial Statements (unaudited)

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of AAF-McQuay Inc. (the “Company”) and all of its consolidated subsidiaries.  All intercompany transactions have been eliminated.  The condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission including the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K (the “Annual Report”) as of and for the year ended June 30, 2002.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

The operating results for the six months ended December 31, 2002 are not necessarily indicative of the operating results that may be expected for the full year ending June 30, 2003.  The Company’s period end is the Saturday closest to December 31. For clarity in presentation, all periods presented herein are shown to end on the last calendar day of the month.  Certain reclassifications of amounts in the consolidated financial statements have been made to reflect comparability.

2.  Inventories

Inventories consist of the following:

	December 31, 2002	June 30, 2002
	(dollars in thousands)
FIFO cost:
Raw materials	$40,180	$38,471
Work-in-process	15,578	15,006
Finished goods	47,268	42,464
	103,026	95,941
LIFO adjustment	(902)	(995)
	$102,124	$94,946

3.  Provision for Income Taxes

The tax provisions for the three and six month periods ended December 31, 2002 and 2001 are based on the estimated effective tax rates applicable for the full years, and after giving effect to significant unusual items related specifically to the interim periods.  The difference between the Company’s reported tax provision for the three month and six month periods ended December 31, 2002 and the tax provision computed based on U.S. statutory rates is primarily attributable to unbenefitted foreign losses and export sales tax benefit.  The difference between the Company’s reported tax provision for the three month and six month periods ended December 30, 2001 and the tax provision computed based on U.S. statutory rates is primarily attributable to nondeductible goodwill amortization, unbenefitted foreign losses and export sales tax benefit.

4.  Debt and Financial Instruments

In the second quarter of fiscal 2003, the Company finalized a new bank credit agreement (the “New Bank Credit Agreement”).  The purpose of the New Bank Credit Agreement was to replace both its existing Bank Credit Agreement and Senior Notes, which mature in February 2003.  The New Bank Credit Agreement contains $170 million in total lending commitments and is comprised of a $75 million term loan and a $95 million revolving credit facility (“revolver”).   The Company plans to draw on the term loan (unfunded as of December 31, 2002) as needed to retire the Senior Notes.  The term loan has a five-year term and is payable in 18 quarterly installments of $3.0 million starting June 30, 2003 with a final payment of $21.0 million due at maturity (December 5, 2007).  The revolver, with a balance of $63.6 million at December 31, 2002, is available for a period of five years and is designed to provide financing for working capital and other general corporate needs.  Interest under the New Bank Credit Agreement is generally payable quarterly, primarily on the basis of LIBOR plus a specified premium.   The premium, set initially at 2.25%, is determined by a financial ratio matrix and allows for future reductions depending on the financial ratio.  At December 31, 2002, the company’s borrowing rate under the New Bank Credit Agreement was 3.6%.

The New Bank Credit Agreement contains covenants that, among other things, impose limitations on incurrence of indebtedness, mergers and the disposition of assets, investments by the Company, and transactions involving the capital of the Company.  In addition, the New Bank Credit Agreement contains financial convenants relating to net worth, leverage, asset coverage, and fixed charge coverage.  The Company is in compliance with the covenants of the New Bank Credit Agreement.

In the first quarter of fiscal 2003, the Company repurchased a total of $21.9 million face value of its Senior Notes at a slight premium, resulting in a pre-tax loss after write off of associated debt issuance costs of approximately $0.3 million.  The Company plans to hold these repurchased notes until their maturity in February 2003. The balance of Senior Notes held outside the Company after the repurchase and included in the Company’s debt at December 31, 2002 was $71.9 million.  After December 31, 2002, the Company repurchased an additional $20.8 million of its Senior Notes at par by making a tender offer to its existing bondholders.  The remainder of the outstanding Senior Notes will be redeemed in February 2003.

In January 2000, the Company entered into an interest rate swap transaction whereby the Company received a fixed rate and paid a floating rate on the basis of 3-month LIBOR.  The January 2000 swap had a three-year term and a notional amount of $30 million and effectively converted a portion of the Company’s fixed rate borrowings to a floating rate.  In November 2001, the Company terminated its $30 million floor, which required the Company to make payments if 3-month LIBOR fell below a certain level.  The transaction cost of this termination was paid by accepting a lower swap rate on the January 2000 swap and by changing the floating rate basis from 3-month to 6-month LIBOR.  In January 2002, the Company increased the swap notional amount from $30 million to $60 million.  The measurement dates and maturity dates of the swap matched the interest payment dates and maturity date of the Senior Notes.  These positions were not accounted for as hedges.  The Company recorded the swap in its balance sheet at fair market value.  In August 2002, the Company terminated its swap for consideration of $0.8 million, and recognized a gain of $0.3 million in the first quarter of fiscal 2003.   A loss of $30,000 was recorded as a result of these positions for the six months ended December 31, 2001.

The Company secures pricing on a portion of its copper requirements through forward contracts.  At December 31, 2002, contracts for 4.1 million pounds of copper were in place.  These contracts have various expiration dates through December 2003.

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

The following table provides a summary of net income as reported and as adjusted to exclude goodwill amortization for the three months and six months ended December 31, 2002 and 2001:

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
	(dollars in thousands)		(dollars in thousands)
Reported net income (loss)	$1,004	$(380)	$5,469	$3,072
Goodwill amortization, net of income taxes	—	1,094	—	2,188
Other amortization, net of income taxes	—	221	—	442
Adjusted net income	$1,004	$935	$5,469	$5,702

The changes in the carrying amount of goodwill on a quarter-to-date and year-to-date basis in fiscal 2003 are as follows (dollars in thousands):

Balance as of September 30, 2002	$107,166
Reclassification of assembled workforce	—
Foreign currency	291
Balance as of December 31, 2002	$107,457

Balance as of June 30, 2002	$103,882
Reclassification of assembled workforce	3,081
Foreign currency	494
Balance as of December 31, 2002	$107,457

Indefinite-lived intangible assets as of December 31, 2002 totaled approximately $45.4 million and consisted of trademarks.  Amortizable intangible assets at December 31, 2002, net of accumulated amortization of $37.2 million, totaled approximately $29.6 million and consisted primarily of drawings and technology.  Amortization expense for the three months and six months ended December 31, 2002 was approximately $1.1 million and $2.2 million, respectively, and is estimated to be $4.4 million for fiscal 2003 and for the next five fiscal years.

6. Contingencies and Guarantees

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

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which elaborates on required disclosures by a guarantor in its financial statements about obligations under certain guarantees that it has issued and clarifies the need for a guarantor to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company is reviewing the provisions of this Interpretation relating to initial recognition and measurement of guarantor liabilities, which are effective for qualifying guarantees entered into or modified after December 31, 2002, but does not expect it to have a material impact on the Company’s financial statements. The disclosure requirements of the Interpretation, which are effective for the quarter ended December 31, 2002, are included in the following paragraphs.

Guarantees - In the normal course of business, the Company may provide financial performance guarantees, which are generally backed by standby letters of credit or surety bonds.  In general, the Company would only be liable for the amount of these guarantees in the event of default in the performance of obligations, the probability of which is remote in management’s opinion.  Bank bonds, indemnities and guarantees (“performance guarantees”) amounting to approximately $18.2 million were outstanding with recourse to the Company as of December 31, 2002.  These performance guarantees are generally outstanding until project or product delivery, start-up, or the end of the Company’s warranty period.   In addition, the Company has guarantees of approximately $1.2 primarily in support of working capital credit lines and leases established with local financial institutions for certain of its joint ventures.

The Company has also provided other letters of credit, guarantees and surety bonds of approximately $8.2 million to various government agencies, insurance companies and other entities in support of its obligations.  The Company believes that no payments will be required resulting from these accommodation obligations.

Warranties - Warranties are recorded as a liability on the balance sheet as charges to current expense for estimated normal warranty costs and, if applicable, for specific performance issues known to exist on products sold.  The expenses estimated to be incurred are provided at the time of sale, based primarily upon estimates derived from experience.  Warranty costs on some purchased parts and components are partially reimbursed to the Company by supplying vendors.  Estimated obligations beyond one year are classified as other long-term liabilities.  Revenue from the sale of extended warranty and related service contracts is deferred and amortized over the respective contract life on a straight-line basis.

Changes in the Company’s warranty accrual during the period are as follows:

(dollars in thousands)
Balance as of June 30, 2002	$31,053
Provision for warranty liability for sales made during the two quarters ended December 31, 2002	5,051
Settlements made during the two quarters ended December 31, 2002	(6,909)
Other adjustments to the liability including those for translation during the two quarters ended December 31, 2002	(285)
Balance as of December 31, 2002	$28,910
Less: Portion included in other long-term liabilities	(11,013)

Current accrued warranty as of December 31, 2002	$17,897

7. Business Segments Information

The Company serves the global commercial heating, ventilation, air conditioning and refrigeration (“HVAC&R”) industry with two industry segments: Commercial Air Conditioning and Refrigeration, the manufacture, sale and distribution of heating, ventilating, air conditioning, industrial refrigeration products, and Filtration Products, the manufacture and sale of air filtration products and systems. Information relating to operations in each industry segment as of and for the three and six months ended December 31, 2002 and 2001 is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
Classified By Industry	2002	2001	2002	2001
	(dollars in thousands)
Net Sales:
Commercial Air Conditioning and Refrigeration	$119,070	$111,532	$247,310	$241,338
Filtration Products	68,669	82,755	139,448	165,072
Eliminations	(461)	(439)	(930)	(2,484)
Total	$187,278	$193,848	$385,828	$403,926
Operating Income:
Commercial Air Conditioning and Refrigeration	$2,269	$781	$9,007	$7,633
Filtration Products	2,480	2,254	5,950	5,352
Corporate	203	331	270	513
Total	$4,952	$3,366	$15,227	$13,498
Depreciation and Amortization:
Commercial Air Conditioning and Refrigeration	$4,080	$4,806	$8,492	$9,612
Filtration Products	1,341	2,223	2,673	4,640
Corporate	3	5	6	10
Total	$5,424	$7,034	$11,171	$14,262
Capital Expenditures:
Commercial Air Conditioning and Refrigeration	$858	$1,162	$1,952	$2,198
Filtration Products	860	611	1,415	1,206
Total	$1,718	$1,773	$3,367	$3,404

The Company estimates corporate expenses and determines fixed allocations of these expenses for each business segment at the beginning of the fiscal year.  Any over or under allocation of actual expenses incurred results in income or expense reported at the corporate level.  A reconciliation of segment profit to the Company’s earnings before taxes for each quarter is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
	(dollars in thousands)
Operating income from business segments	$4,749	$3,035	$14,957	$12,985
Over allocation of corporate expenses	203	331	270	513
Interest expense, net	2,906	3,770	6,060	8,118
Other expense, net	453	193	402	58
Income (loss) before income taxes	$1,593	$(597)	$8,765	$5,322

8. Other Recent Accounting Pronouncements

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

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for the Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion).  SFAS No. 144 also amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary.  The provisions of this statement are effective for fiscal years beginning after December 15, 2001.  SFAS 144 was effective for the Company beginning with the first quarter of fiscal 2003 and its adoption did not have a material impact on the Company’s results of operations or financial position.

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

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which addresses consolidation by a business of variable interest entities in which it is the primary beneficiary. The Interpretation is effective immediately for certain disclosure requirements and variable interest entities created after January 31, 2003, and in fiscal 2004 for all other variable interest entities. The Company is reviewing the provisions of this Interpretation and complies with the disclosure requirements, but does not expect it to have a material impact on the Company’s consolidated financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net Sales were $187.3 million for the three months ended December 31, 2002, which represents a decrease of $6.5 million, or 3.4%, as compared to $193.8 million for the same period in the prior year.  Net sales decreased $18.1 million, or 4.5%, to $385.8 million from $403.9 million for the six months ended December 31, 2002 and 2001, respectively.  In September 2001, the Company sold its Singapore subsidiary, which had sales of $3.6 million for the six months ended December 31, 2001.  The Company also sold its Korean joint venture in January 2002, which had sales of $3.1 million and $4.9 million for the three months and six months ended December 31, 2001, respectively.  Additionally, the Company estimates that sales have increased by approximately $6.8 million and $10.8 million for the three months and six months ending December 31, 2002, respectively, due to the impact of favorable currency trends in translating European sales.  Excluding the net sales attributable to the operations in Singapore and Korea for fiscal 2002 and currency impact, net sales for the three months and six months ended December 31, 2002 decreased $10.3 million or 5.4% and $20.4 million or 5.2%, respectively, as compared to the corresponding period of the prior year.

Commercial Air Conditioning and Refrigeration net sales for the three months ended December 31, 2002 increased $7.6 million, or 6.8%, to $119.1 million as compared to $111.5 million for the three months ended December 31, 2001.  The Company estimates that sales have increased by approximately $3.1 million for the three months ended December 31, 2002 due to the impact of favorable currency trends in translating European sales.  Excluding the currency impact, net sales for the three months ended December 31, 2002 increased $4.5 million or 4.0% as compared to the prior year.  Domestic sales increased 6.4%, while international sales decreased 3.1%.  The domestic sales increase is primarily attributable to improved domestic and export Chiller activity and aftermarket revenues, as the overall U.S. equipment market continues to show weakness.  The decrease in international sales volume is primarily the result of a softening of the U.K. equipment market, partially offset by volume increases related to new product offerings.

Year-to-date sales increased $6.0 million, or 2.5%, to $247.3 million from $241.3 million.  The Company estimates that sales have increased by approximately $4.9 million for the six months ended December 31, 2002 due to the impact of favorable currency trends in translating European sales.  Excluding the currency impact, net sales increased $1.1 million, or 0.4%, as compared to the prior year.  Domestic sales increased 1.3%, while international sales decreased 2.4%. The domestic sales increase is primarily attributable to improved domestic and export Chiller activity and aftermarket revenues, as the overall U.S. equipment market continues to show weakness.  The decrease in international sales volume is primarily the result of a softening of the U.K. equipment market, partially offset by volume increases related to new product offerings.

Backlog for the Commercial Air Conditioning and Refrigeration segment was $96 million at December 31, 2002 as compared to $98 million and $86 million at June 30, 2002 and December 31, 2001, respectively.

Filtration Products net sales for the three months ended December 31, 2002 decreased $14.1 million, or 17.0%, to $68.7 million as compared to $82.8 million for the three months ended December 31, 2001.  This decrease is partially attributable to the sale of the Company’s Korean joint venture in January 2002.  Additionally, the Company estimates that sales have increased by approximately $3.7 million for the three months ended December 31, 2002 due to the impact of favorable currency trends in translating European sales.  Excluding these two items, net sales decreased $14.7 million or 18.4%. This decrease is the result of a 12.1% decrease in domestic sales and a 24.0% decrease in international sales.  The decrease in domestic sales is primarily attributable to decreased machinery filtration and acoustical systems (“MFAS”) volume, related to the slowdown in the gas turbine market, and retail replacement filter sales in the U.S.  The decrease in international sales is primarily due to decreased MFAS volume in the U.K. related to slowdown in the gas turbine market, partially offset by improved air pollution control and replacement air filter sales in Europe.

Year-to-date sales decreased $25.6 million, or 15.5%, to $139.4 million for the six months ended December 31, 2002 from $165.1 million for the six months ended December 31, 2001.  This decrease is partially attributable to the sale of the Company’s Singapore subsidiary in September 2001 and the Company’s Korean joint venture in January 2002.  Additionally, the Company estimates that sales have increased by approximately $5.9 million for the six months ended December 31, 2002 due to the impact of favorable currency trends in translating European sales.  Excluding the currency impact and sale of the Company’s Singapore subsidiary and Korean joint venture, net sales decreased $23.0 million or 14.7% for the six months ended December 31, 2002 versus 2001.  This decrease is the result of a 12.3% decrease in domestic sales and a 17.9% decrease in international sales. The decrease in domestic sales is primarily attributable to decreased MFAS volume, related to the slowdown in the gas turbine market, and retail replacement filter sales in the U.S.  The decrease in international sales is primarily due to decreased MFAS volume in the U.K. related to slowdown in the gas turbine market, partially offset by improved air pollution control and replacement air filter sales in Europe.

Gross Profit increased to $48.7 million, or 26.0% of sales, for the second quarter of fiscal 2003 as compared to $47.9 million, or 24.7% of sales, for the second quarter of fiscal 2002.  Year-to-date gross profit  for the six months ended December 31, 2002 decreased to $102.3 million, or 26.5% of sales, from $104.0 million, representing 25.8% of sales, for the six months ended December 31, 2001.  In the Commercial Air Conditioning and Refrigeration segment, year-to-date gross profit as a percentage of sales was 25.9% as compared to 26.2% for the same period in fiscal 2002.  This decrease in gross profit is primarily attributable to competitive pricing pressure in all equipment lines.  The Filtration Products segment’s year-to-date gross profit as a percentage of sales increased from 24.9% in fiscal 2002 to 27.5% for the same period in fiscal 2003. This increase is primarily the result of sales mix between MFAS and replacement filter sales.

Operating Expenses were $43.7 million, or 23.4% of sales, for the second quarter of fiscal 2003 versus $44.5 million, or 22.9% of sales, for the second quarter of fiscal 2002. For the first six months of fiscal years 2003 and 2002, operating expenses were $87.1 million, or 22.6% of sales, versus $90.5 million, or 22.4% of sales, respectively.   Excluding amortization, year-to-date operating expenses were $84.9 million for fiscal 2003, or 22.0% of sales, versus $84.5 million for fiscal 2002, or 20.9% of sales.  The increase in operating expenses as a percentage of sales in the first six months of fiscal 2003 compared to the first six months of fiscal 2002 is primarily attributable to increased research and development spending, investment in sales and aftermarket infrastructure and increased freight costs.

Income from Operations for the second quarter of fiscal 2003 increased to $5.0 million, or 2.6% of sales, as compared to $3.5 million, or 1.8% of sales, in the second quarter of fiscal 2002.  Year-to-date income from operations increased to $15.2 million, or 3.9% of sales, as compared to $13.5 million, or 3.3% of sales, in fiscal 2002.  Excluding amortization, year-to-date income from operations decreased to $17.5 million, or 4.5% of sales, compared to $19.5 million, or 4.8% of sales, in the corresponding period of the prior year.

The Commercial Air Conditioning and Refrigeration segment’s income from operations, excluding amortization, increased in the second quarter of fiscal 2003 to $3.2 million, or 2.7% of sales, as compared to $2.4 million, or 2.1% of sales, in fiscal 2002.  Year-to-date income from operations, excluding amortization, for the first six months of fiscal 2003 as well as fiscal 2002 was $10.9 million, or 4.4% and 4.5% of sales, respectively.

The Filtration Products segment’s income from operations, excluding amortization, for the second quarter of fiscal 2003 decreased from $3.7 million, or 4.5% of sales, in fiscal 2002 to $2.7 million, or 3.9% of sales.  Year-to-date income from operations, excluding amortization, decreased from $8.1 million, or 4.9% of sales, during the first six months of fiscal 2002 to $6.3 million, or 4.5% of sales, for the first six months of fiscal 2003.

Net Interest Expense decreased to $2.9 million and $6.1 million for the second quarter and six months ended December 31, 2002 from $3.8 million and $8.1 million for the comparable periods ended December 31, 2001.  The decrease in interest expense is primarily attributable to lower debt levels and declining interest rates.

Liquidity and Capital Resources

The Company’s liquidity needs are provided by cash generated from operating activities and supplemented when necessary by its credit facilities. During the first six months of fiscal 2003, funds generated by operating activities were $4.1 million as compared to $1.5 million in the prior fiscal year for the comparable period.  Net cash from investing activities was comprised of $3.4 million in capital expenditures during the first six months of fiscal 2003, which was the same amount of capital spending for the first six months of fiscal 2002.   The Company estimates total capital expenditures to be approximately $13 million for fiscal year 2003.  In addition, as more fully discussed in Note 4 to the unaudited condensed consolidated financial statements, the Company used cash of $22.1 million during the first six months of fiscal 2003 to repurchase its Senior Notes.

As more fully discussed in Note 4 to the unaudited condensed consolidated financial statements, the Company has entered into a New Bank Credit Agreement. The New Bank Credit Agreement contains $170 million in total lending commitments and is comprised of a $75 million term loan and a $95 million revolving credit facility.   The Company plans to draw on the term loan as needed to retire the Senior Notes. The revolver, with a balance of $63.6 million at December 31, 2002, is available for a period of five years and is designed to provide financing for working capital and other general corporate needs.

Management believes, based upon current levels of operations and forecasted earnings, that cash flows from operations, together with borrowings under the New Bank Credit Agreement and other short-term credit facilities, will be adequate to make payments of principal and interest on debt, to permit anticipated capital expenditures and to fund working capital requirements and other cash needs.  Nevertheless, the Company will remain leveraged to a certain extent and its debt service obligations will continue to be substantial.

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

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which elaborates on required disclosures by a guarantor in its financial statements about obligations under certain guarantees that it has issued and clarifies the need for a guarantor to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company is reviewing the provisions of this Interpretation relating to initial recognition and measurement of guarantor liabilities, which are effective for qualifying guarantees entered into or modified after December 31, 2002, but does not expect it to have a material impact on the Company’s financial statements. The disclosure requirements of the Interpretation, which are effective for the quarter ended December 31, 2002, are included in Note 8 to the unaudited condensed consolidated financial statements.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which addresses consolidation by a business of variable interest entities in which it is the primary beneficiary. The Interpretation is effective immediately for certain disclosure requirements and variable interest entities created after January 31, 2003, and in fiscal 2004 for all other variable interest entities. The Company is reviewing the provisions of this Interpretation and complies with the disclosure requirements, but does not expect it to have a material impact on the Company’s consolidated financial statements.

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

Forward-Looking Statements

When used in this report the words “believes,” “anticipates”, “estimates”, “plans” and “expects” and similar expressions are intended to identify forward-looking statements.  These forward-looking statements are intended to provide management’s current expectations or plans for the future operating and financial performance of the Company, based on assumptions currently believed to be valid. A variety of factors could cause actual results to differ materially from those anticipated in the Company’s forward-looking statements, some of which include risk factors previously discussed in this and other SEC reports filed by the Company.  These risk factors include, but are not limited to, economic conditions in the United States, changes in world financial markets, environmental laws and regulations, risks associated with currency fluctuations, a weakening in Asian markets, unforeseen competitive pressures, warranty expenses, market acceptance of new products, unfavorable weather conditions, unforeseen difficulties in maintaining mutually beneficial relationships with strategic partnerships and alliances, and the results of restructuring activities. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which those statements are made.  The Company undertakes no obligation to update any forward-looking statements to reflect unanticipated events or circumstances occurring after that date.

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

(b) Reports on Form 8-K

On December 5, 2002, the Company filed a Current Report on Form 8-K which announced that the Company has entered into a $170 million Bank Credit Agreement, which will be used to refinance its existing $100 million Bank Credit Facility and to retire its Senior Unsecured Notes that come due in February 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AAF-MCQUAY INC.

DATE February 7, 2002	By:	/s/	Bruce D. Krueger
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

/s/ Ho Nyuk Choy	February 7, 2002
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

/s/ Bruce D. Krueger	February 7, 2002
Bruce D. Krueger
Vice President of Finance and Chief Financial Officer
(Principal Finance and Accounting Officer)

Exhibit Index

Number	Description

99.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002